Form 10-K
period 2010-12-31
Meiguo Ventures I, Inc.
filed 2011-03-31
CIK 1488087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2010
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ___________

                        Commission File Number 000-53807

                             MEIGUO VENTURES I, INC
             (Exact name of registrant as specified in its charter)

        Delaware                                        26-3551294
(State of Incorporation)                    (I.R.S. Employer Identification No.)

           5155 Spectrum Way, Unit #5, Mississauga, ON, Canada L4W 5A1
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (647) 426-1640

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                               Title of Each Class

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate marker value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2010) was approximately $ -0- because the Registrant's common equity was not quoted or traded on such date.

As of March 25, 2011, there were 4,132,559 shares of our common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----

                                     PART I

Item 1.  Business                                                             2
Item 1A  Risk Factors                                                         7
Item 1B  Unresolved Staff Comments                                            7
Item 2.  Properties                                                           7
Item 3.  Legal Proceedings                                                    8
Item 4.  (Removed and Reserved)                                               8

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters and
         Issuer Purchases of Equity Securities                                8
Item 6.  Selected Financial Data                                             10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10
Item 7A. Quantitative and Qualitative Disclosure About Market Risks          18
Item 8.  Financial Statements and Supplementary Data                         18
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            18
Item 9A. Controls and Procedures                                             18
Item 9B. Other Information                                                   19

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance              19
Item 11. Executive Compensation                                              21
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     22
Item 13  Certain Relationships and Related Transactions, and Director
         Independence                                                        23
Item 14. Principal Accounting Fees and Services                              24

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules                             25

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     This 2010 Annual Report on Form 10-K ("2010 Annual Report"), including the accompanying financial statements of the Company and the notes thereto appearing in Item 8 herein ("Financial Statements"), the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A") and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can indentify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "project(s)," (plan(s)," "intend(s)," "expect(s)," "might," may" and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

     Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2010 Annual Report. These statements are based on current expectations and current the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company's actual results and financial condition. The reader should consider the following list of general factors that could affect the Company's future results and financial condition.

     Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

     * the success or failure of management's efforts to implement our business strategy;

     * the ability of the Company to raise sufficient capital to meet operating requirements;

     *    the  ability  of  the  Company  to  compete  with  major   established
          companies;

     *    the level of success and costs  expended  in  realizing  economies  of
          scale  and  implementing   significant  business   consolidations  and
          technology initiatives;

     *    the effect of changing economic conditions;

     * the ability of the Company to attract and retain quality employees and management;

     *    the current global recession and financial uncertainty; and

     * other risks which may be described in future filings with the U.S. Securities and Exchange Commission ("SEC").

     No  assurances  can  be  given  that  the  results   contemplated   in  any
forward-looking statements will be achieved or will be achieved in any particular timetable. We assume no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this 2010 Annual Report. The reader is advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC.

                                     PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

                              CORPORATE BACKGROUND

     Meiguo Ventures I, Inc. ("Company," "we," "us," "our") was incorporated in the State of Delaware on October 31, 2008. The Company has been in the developmental stage since inception and has conducted virtually no business operations. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made limited effort to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We have a minimal amount of cash. The Independent Auditor's Report to our financial statements for the period ended December 31, 2010, included in this Annual Report, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that we will offer noncash consideration and seek equity lines as a means of financing our operations; (iv) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing shareholders.

BUSINESS OF ISSUER

     Based on our proposed business activities, we are a "blank check" company. The U.S. Securities and Exchange Commission ("SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a) (51) of the Exchange Act of 1934, as amended ("Exchange Act") and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Under Rule 12b-2 promulgated under the Exchange Act, the Company will be deemed to be a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

     We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire or merge with any type of business, domestic or foreign.

PERCEIVED ADVANTAGES

     There are certain perceived advantages to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

     * the ability to use registered securities to make acquisitions of assets or businesses;

     *    increased visibility in the financial community;

     *    the facilitation of borrowing from financial institutions;

     *    improved trading efficiency;

     *    shareholder liquidity;

     *    greater ease in raising capital;

     * compensation of key employees through stock options for which there may be a market valuation;

     *    enhanced corporate image; and

     *    a presence in the United States' capital markets.

POTENTIAL TARGET COMPANIES

     A business entity that may be interested in a business combination with the Company may include the following:

     * a company for which a primary purpose of becoming a public company is the use of is securities for the acquisition of assets or business;

     * a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

     * a company that believes it will be able to obtain investment capital on more favorable terms after it has become public;

     * a foreign company that may wish an initial entry into the United States' securities markets;

     * a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employees Stock Option Plan; and

     * a company seeking one or more of the other perceived benefits of becoming a public company.

     The analysis of new business opportunities will be undertaken by or under the supervision of our officers, directors, accountants and legal counsel. We will have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

     * potential for growth, indicated by new technology, anticipated market expansion or new products or services;

     * competitive position as compared to other firms of similar size and experience within the industry segment, as well as within the industry as a whole;

     * strength and diversity of management, either in place or scheduled for recruitment;

     * capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

     * the cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

     *    the extent to which the business opportunity can be advanced;

     * the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     * other factors deemed to be relevant by our management team, which currently consists solely of Mr. Teresa Rubio

     In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited financial resources available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     No assurances can be given that the Company will be able to enter into a business combination of any nature.

FORM OF ACQUISITION

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity and the relative negotiating strength of the Company and such promoters.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax-free" reorganization under
Section 368(a) (1) of the Internal Revenue Code of 1986, as amended ("Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax-free" provisions provided under the Code, our shareholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares of the Company. Under other circumstances, depending upon the relative negotiating strength of the parties, our shareholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization.

     Our present shareholders will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, all or a majority of the officers and directors may resign and new officers and directors may be appointed without any vote by our shareholders.

     In the event of an acquisition, the transaction shall be approved by vote or consent of our shareholders. In the case of a statutory merger or consolidation directly involving us, it will be necessary to call a shareholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal right to dissenting shareholders.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosures documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

     We presently have no employees other than Teresa Rubio, our sole officer and sole director, who is engaged in outside business activities and anticipates she will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

     Although our management has not taken any preliminary steps to consummate a business combination, we anticipate beginning our search for viable business combination targets once we become a fully reporting company with the U.S. Securities and Exchange Commission. We believe there are many valuable resources we can reach out to in order to identify potential targets including, but not limited to, business brokers, networking web sites, conferences, business professionals and direct contacts by our management with business owners with whom Mr. Keaveney is familiar.

SEASONALITY

     Our business is not affected by seasonality.

COMPETITIVE CONDITIONS

     We are in a  highly  competitive  market  for a small  number  of  business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination. In reality, it might be more feasible for a privately held company to file its own Form 10 registration statement to become a fully reporting company than to give up ownership to the Company by entering into a business combination with us.

     In the event we are successful in identifying a private company that is interested in combining with us, the private company will have to provide us with a lot of information related to its business history, prospects, financial condition, management and have books and records that are auditable without undue time and expense. Upon entry into a definitive agreement with a target, we will have to file a Form 8-K describing the proposed transaction, that the proposed transaction will result in a change in control of our Company and include audited financial statements of the combined entity as an exhibit to the Form 8-K or in an amendment to the Form 8-K.

REPORTS TO SECURITY HOLDERS

     1. We are subject to the informational requirements of the Exchange Act. Accordingly, we will file annual, quarterly and periodic reports, proxy statements, information statements and other information with the SEC.

     2. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings will also be available to the public at the SEC's web site at http://www.sec.gov.

BUSINESS AND LEGAL DEVELOPMENTS REGARDING CLIMATE CHANGE

     We do not believe our business will be affected by business and legal developments regarding climate change. However, in the event we acquire or merge with a business that could be affected by business and legal developments regarding climate change, we will certainly analyze such factors and their potential or actual impact on our future business.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

     The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 ("1934 Act"). As a result of such registration, the Company is subject to Regulation 14A of the "1934 Act," which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to disclose certain events in a timely manner, (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     WE ARE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS

RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

     The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2010 fiscal year. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

     We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirement of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the future fillings of our Company could be materially adversely affected.

DEPENDENCE ON KEY EMPLOYEES AND NEED FOR ADDITIONAL MANAGEMENT AND PERSONNEL

      The Company is heavily dependent on the ability of our President, Teresita Rubio. The Company will be dependent upon Ms. Rubio to recruit good management for the Company.

      In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees, as well as the continued service of its key management personnel and its ability to identify, hire, and retain additional qualified personnel. There can be no assurance that the Company will be able to recruit such qualified personnel to enable it to conduct its proposed business successfully.

EMPLOYEES

      As of March 24, 2011, we had no full time employees, and one part time employee, Teresita Rubio, our sole officer. We believe that our relations with our employee are good. Our employee is not represented by a union or covered by a collective bargaining agreement.

ITEM 1A. RISK FACTORS.

     We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2. PROPERTIES.

     We neither rent nor own any properties at this time. We presently have no agreements to acquire any properties and have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

     We currently maintain an address at 5155 Spectrum Way, Unit #5, Mississauga, ON, Canada L4W 5A1. We pay no rent or other fees for the use of our office space. We do not presently believe that we will need to maintain any additional office space in order to carry out our plan of operations as described herein.

ITEM. 3 LEGAL PROCEEDINGS.

     We are not a party to any legal proceedings and are not aware of any threatened litigation. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of ours during the past 10 years.

ITEM 4. (REMOVED AND RESERVED).

     Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock is not currently traded or quoted on any national exchange. We are not aware of any market activity in our common stock since inception through the date of this filing. While we intend to arrange to have our common stock traded on the public market after complying with Rule 419 and with the availability of our shares to be sold on the public market, we have not yet applied to have our stock listed on an exchange or quoted on a quotation service. We do intend to apply for quotation of our common stock on the OTC Bulletin Board subsequent to (A) our consummation of a Business Combination Transaction, (B) filing a Form 8-K with the SEC with current information with respect to the combined companies and (C) the SEC declaring such Form 8-K effective. There can be no assurance that a trading market will ever develop or, if developed, that it will be sustained.

     Because it is not contemplated that any of our stockholders intend to sell their shares until we enter into a Business Combination Transaction, and any sales will have to be through a broker-dealer, we will not know in which states prospective purchasers will be located, It will be the broker's responsibility to confirm that sales can legally be made in the applicable states.

        When our common stock begins trading on the Over the Counter Bulletin Board, our common stock will likely be considered a "penny stock." The application of the "penny stock" rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.

HOLDERS

     As of March 24, 2011, there were 56 shareholders of record of the Company's Common Stock.

DIVIDENDS

     The Company has not declared any cash dividends with respect to its common stock or preferred stock during the last two fiscal years and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting or that are likely to limit the Company's ability to pay dividends on its outstanding securities.

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     From December 2009, until March 23, 2010, we issued an aggregate of 2,932,559 shares of our common stock to a total of 54 investors who were not citizens or residents of the United States at a purchase price of $.01 per share.

     In March 2010, we issued 200,000 shares of our common stock for an aggregate consideration of $2,000 to David E. Wise, our securities counsel, as payment for legal services previously rendered.

     The above shares issued to David E. Wise were issued in reliance of the exemption from registration requirements of the 33 Act provided by Section 4(2) promulgated thereunder, as the issuance of the stock did not involve a public offering of securities based on the following:

     * the investor represented to us that he was acquiring the securities for his own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the 33 Act;

     * we provided such investor with written disclosure prior to sale that the securities have not been registered under the 33 Act and, therefore, cannot be resold unless they are registered under the 33 Act or unless an exemption from registration is available;

     * the investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the 33 Act and any applicable state laws, or an exemption or exemptions from such registration are available;

     * such investor had knowledge and experience in financial and other business matters such that he was capable of evaluating the merits and risks of an investment in us;

     * such investor was given information and access to all of our documents, records, books, officers and directors, our executive offices pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information that we possesses or were able to acquire without unreasonable effort and expense;

     * such investor had no need for liquidity in their investment in us and could afford the complete loss of their investment in us;

     * we did not employ any advertisement, article, notice or other communication published in any newspaper, magazine or similar media or broadcast over television or radio;

     * we did not conduct, hold or participate in any seminar or meeting whose attendees had been invited by any general solicitation or general advertising;

     * we placed a legend on each certificate or other document that evidences the securities stating that the securities have not been registered under the 33 Act and setting forth or referring to the restrictions on transferability and sale of the securities;

     *    we placed stop transfer instructions in our stock transfer records;

     *    no underwriter was involved in the offering; and

     * we made independent determinations that such person person was a sophisticated or accredited investor and that he was capable of analyzing the merits and risks of their investment in us, that he understood the speculative nature of their investment in us and that he could lose their entire investment in us.

     The 2,932,559 shares sold and issued to 54 investors who were not citizens or residents of the United States were issued in reliance on the exemption under Regulation S promulgated under the 33 Act.

     We believe that Regulation S was available to us because:

     * None of these issuances involved underwriters, underwriting discounts or commissions;

     *    We  placed   Regulation   S  required   restrictive   legends  on  all
          certificates issued;

     * No offers or sales of stock under the Regulation S offering were made to persons in the United States; and

     * No direct selling efforts of the Regulation S offering were made in the United States.

ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 6. SELECTED FINANCIAL DATA.

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY FORWARD - LOOKING STATEMENT

     The following is a discussion and analysis of the results of operations and financial condition of Meiguo Ventures, Inc. for the fiscal years ended December 31, 2010 and 2009. References to "we," "our," or "us" in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Forward-Looking Statements and Business sections in this Annual Report. We use words such as "anticipate," "estimate,"

"plan,"  "project,"  "continuing,"  "ongoing,"  "expect,"  "believe,"  "intend,"
"may,"  "will,"   "should,"   "could,"  and  similar   expressions  to  identify
forward-looking statements.

OVERVIEW

BUSINESS DEVELOPMENT

     Meiguo Ventures I, Inc. ("Company") was incorporated in the State of Delaware on October 31, 2008. The Company has been in the developmental stage since inception and has conducted virtually no business operations. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We have a minimal amount of cash. The Independent Auditor's Report to our financial statements for the period from October 31, 2008 (Inception) to December 31, 2010, included in this annual report, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that we will offer noncash consideration and seek equity lines as a means of financing our operations; (iv) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

BUSINESS OF ISSUER

     The Company, based on our proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission ("SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a) (51) of the Exchange Act of 1934, as amended ("Exchange Act") and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Under Rule 12b-2 promulgated under the Exchange Act, the Company will be deemed to be a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

     The Company was organized to provide a method for a foreign or domestic privately held company to become a reporting company whose securities are qualified for trading in the United States securities markets, such as the New York Stock Exchange ("NYSE"), NASDAQ, American Stock Exchange ("AMEX") or the OTC Bulletin Board, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held reporting company. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific industry or geographical location and, thus, may acquire or merge with any type of business, domestic or foreign.

     Since we have only one officer and director, Teresita Rubio, the analysis of new business opportunities will be undertaken by and under the supervision of our Ms. Rubio. As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. However, we have a nominal amount of cash at this time and no plan to raise additional money through the sale of equity or borrow money from a traditional lending source. Ms. Rubio has verbally committed to the Company that he will fund the costs of preparing the Company's Exchange Act reports (Form 10-Ks, Form 10-Qs, Form 8-Ks) for the current fiscal year ending December 31, 2011 if the Company's current amount of cash is insufficient. However, Ms. Rubio has not committed to pay such costs beyond the preparation of the Form 10-K for the fiscal year ending December 31, 2011. In the event that Ms. Rubio fails to pay such costs and the Company's current amount of cash is insufficient, the Company's common stock would likely be limited to quotation on the Pink Sheets and no market for the common stock would develop or, if a market did develop, the market for our common stock would not exist for very long. Investors in our common stock could lose part or all of their investment in our shares.

FINANCIAL RESULTS AND OUTLOOK

     From its inception on October 31, 2008, the Company has been funded by its sole officer and director and from proceeds from the issuance of equity securities. We have generated no revenues or profits through December 31, 2010. We also have very little operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2010, we had incurred a net loss of approximately $41,596 since inception.

     From December 2009, until March 23, 2010, we issued an aggregate of 2,932,559 shares to a total of 54 investors at a purchase price of $.01 per share for an aggregate amount of $29,325.

     We have generated no revenue since inception and our loss from operations was $38,339 for the twelve months ended December 31, 2010. There was no activity in the Company for the twelve months ended December 31, 2009. Net cash used by operating activities was $32,489 and net cash provided by financing activities was $32,545 for the twelve months ended December 31, 2010. The Company's cash balance at December 31, 2010 was $2,569.

     Since the Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings, the Company may have a sufficient amount of cash on hand in order to achieve our objective. Additional funding may be required from our sole officer and director and, if necessary, proceeds from the issuance of equity securities.

CRITICAL ACCOUNTING POLICIES

     The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "DEVELOPMENT STAGE ENTERPRISE" as set forth in ASC 915, "DEVELOPMENT STAGE ENTITIES." Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company has elected a fiscal year ending on December 31.

     In April 2009, the FASB issued FASB ASC 825-10-50 and FASB ASC 270 ("FSP 107-1 AND APB 28-1 Interim Disclosures About Fair Value Of Financial Instruments"), which increases the frequency of fair value disclosures to a quarterly basis instead of on an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity's balance sheet at fair value. FASB ASC 825-10-50 and FASB ASC 270 are effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 825-10-50 and FASB ASC 270 did not have a material impact on results of operations, cash flows, or financial position.

     We account for non-employee stock-based compensation in accordance with ASC 718 and ASC Topic 505 ("ASC 505"). ASC 718 and ASC 505 require that we recognize compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by the non-employees.

     Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period from October 31, 2008 (Inception) through December 31, 2010.

     Earnings per share is computed in accordance with the provisions of Financial Accounting Standards (FASB) Accounting Standards Codification (ASC) Topic 260 (SFAS No. 128, "Earnings Per Share"). Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company's outstanding convertible preferred shares using the "if converted" method and dilutive potential common shares. Potentially dilutive securities include warrants, convertible preferred stock, restricted shares, and contingently issuable shares.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2009, the FASB issued FASB ASC 855-10 (prior authoritative literature, FSB No. FAS 165, "Subsequent Events"). FASB ASC 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. FASB ASC 855-10 did not have a material effect on the financial position, cash flows, or results of operations.

     In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature, FSB No. FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company is required to adopt this standard in the current period. Adoption of FASB ASC 105-10 did not have a significant effect on the Company's consolidated financial statements.

        The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

COMPARISON OF THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009

GENERAL AND ADMINISTRATION EXPENSES

     General and administration expenses consist primarily of professional fees and other general and administrative expenses.

     Other General and Administrative Expenses. Other general and administrative expenses consist of filing fees and bank service charges. Filing fees totaled $0 for the three month period ended December 31, 2010. and $2,231 for the three months ended December 31, 2009.

NET LOSS

     Our net loss was $ 5,000 for the three month period ended December 31, 2010 comparable to a net loss of $3027 for the same period of 2009. These were due to the general and administration expenses listed above.

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 2010 AND 2009

GENERAL AND ADMINISTRATION EXPENSES

     General and administration expenses consist primarily of professional fees and other general and administrative expenses.

     Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers and other professionals and consultants. Professional fees totaled $35,003 for the twelve month period ended December 31, 2010 and consisted of $15,503 in legal fees, $5,500 in audit fees and $14,000 in consulting fees. These expenses related to the Company's prospectus, sale of securities, audits, reviews and general consulting fees paid.

     Other General and Administrative Expenses. Other general and administrative expenses consist of filing fees and bank service charges. Filing fees totaled $2,001 and bank charges totaled $1,335 for the twelve month period ended December31, 2010 and December 31, 2009

NET LOSS

     Our net loss was $38,339 for the twelve month period ended December 31, 2010 due to the general and administration expenses listed above.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations primarily through the private sales of equity securities during the period from December 2009 until March 23, 2010, when we issued an aggregate of 2,932,559 shares for an aggregate amount of $29,325. In addition, our sole officer has advanced a total of $5,890 to the Company for working capital requirements during the period from October 31, 2008 (Inception) to December 31, 2010.

     As of December 31, 2010 and December 31, 2009 we had cash and cash equivalents of $2,569 and $2,513 respectively.

     Net cash used by operating activities was $32,489 for the twelve months ended December 31, 2010 and was comprised of our net loss of $38,339, an increase in accrued expenses of $600, accounts payable of 3,250 and common stock issued for legal services valued at $2,000.

     Net cash provided by financing activities was $32,545 for the twelve months ended December 31, 2010, consisting of 2,688,559 shares of common stock sold to investors for an aggregate of $26,885 and $5,660 advanced to the Company by its sole officer for working capital requirements.Net cash provided by financing activities was $2,540 for the twelve months ended December 31, 2009.

PERCEIVED BENEFITS

     There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

     * the ability to use registered securities to make acquisitions of assets or businesses;

     *    increased visibility in the financial community;

     *    the facilitation of borrowing from financial institutions;

     *    improved trading efficiency;

     *    shareholder liquidity;

     *    greater ease in raising capital;

     * compensation of key employees through stock options for which there may be a market valuation;

     *    enhanced corporate image; and

     *    a presence in the United States' capital markets.

POTENTIAL TARGET COMPANIES

     A business entity that may be interested in a business combination with the Company may include the following:

     * a company for which a primary purpose of becoming a public company is the use of is securities for the acquisition of assets or business;

     * a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

     * a company that believes it will be able to obtain investment capital on more favorable terms after it has become public;

     * a foreign company that may wish an initial entry into the United States' securities markets;

     * a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employees Stock Option Plan; and

     * a company seeking one or more of the other perceived benefits of becoming a public company.

     The analysis of new business opportunities will be undertaken by or under the supervision of our officers, directors, accountants and legal counsel. We will have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

     * potential for growth, indicated by new technology, anticipated market expansion or new products or services;

     * competitive position as compared to other firms of similar size and experience within the industry segment, as well as within the industry as a whole;

     * strength and diversity of management, either in place or scheduled for recruitment;

     * capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

     * the cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

     *    the extent to which the business opportunity can be advanced;

     * the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     * other factors deemed to be relevant by our management team, which currently consists solely of Ms. Rubio.

     In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited financial resources available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     No assurances can be given that the Company will be able to enter into a business combination of any nature.

FORM OF ACQUISITION

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity and the relative negotiating strength of the Company and such promoters.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax-free" reorganization under
Section 368(a) (1) of the Internal Revenue Code of 1986, as amended ("Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax-free" provisions provided under the Code, our stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares of the Company. Under other circumstances, depending upon the relative negotiating strength of the parties, our stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

     Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, all or a majority of the officers and directors may resign and new officers and directors may be appointed without any vote by our stockholders.

     In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal right to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosures documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     We presently have no employees other than Teresita Rubio, our sole officer and director. Our officer and sole director is engaged in outside business activities and anticipates he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

     Although our management has not taken any preliminary steps to consummate a business combination, we anticipate beginning our search for viable business combination targets once we become a fully reporting company with the U.S. Securities and Exchange Commission. We believe there are many valuable resources we can reach out to in order to identify potential targets including, but not limited to, business brokers, networking web sites, conferences, business professionals and direct contacts by our management with business owners with whom management is familiar.

COMPETITIVE CONDITIONS

     We are in a  highly  competitive  market  for a small  number  of  business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination. In reality, it might be more feasible for a privately held company to file its own Form 10 registration statement to become a fully reporting company than to give up ownership to the Company by entering into a business combination with us.

     In the event we are successful in identifying a private company that is interested in combining with us, the private company will have to provide us with a lot of information related to its business history, prospects, financial condition, management and have books and records that are auditable without undue time and expense. Upon entry into a definitive agreement with a target, we will have to file a Form 8-K describing the proposed transaction, that the proposed transaction will result in a change in control of our Company and include audited financial statements of the combined entity as an exhibit to the Form 8-K or in an amendment to the Form 8-K.

REPORTS TO SECURITY HOLDERS

     1. We will be subject to the informational requirements of the Exchange Act. Accordingly, we will file annual, quarterly and periodic reports, proxy statements, information statements and other information with the SEC.

     2. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings will also be available to the public at the SEC's web site at http://www.sec.gov.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements and supplementary data may be found beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

     Commencing with our Annual Report for the 2011 fiscal year, we will be required to maintain "disclosure controls and procedures." The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Commencing with our Annual Report for the 2011 fiscal year, our management will be responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     We did not change our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Our executive officers are elected by the board of directors and serve at the discretion of the board. All of the current directors serve until the next annual shareholders' meeting or until their successors have been duly elected and qualified. The following table sets forth certain information regarding our current directors and executive officers:

    Name             Age               Position                  Director Since
    ----             ---               --------                  --------------

Teresita Rubio       64        Chief Executive Officer,         January 31, 2010
                               Chief Financial Officer,
                               Chief Operating Officer,
                               and Director

     Certain biographical information of our current director and officer is set forth below.

TERESITA  RUBIO,  CHIEF  EXECUTIVE  OFFICER,   CHIEF  FINANCIAL  OFFICER,  CHIEF
OPERATING OFFICER AND A DIRECTOR

     Since 2009, Teresita Rubio has been a consultant to various companies in need of accounting processes and business management in various operations sectors. From 2005 to 2009, Ms. Rubio served as the Chief Executive Officer of a construction company where her previous experience in management, accounting, technical expertise and ability to speak Spanish, Italian, Portuguese and English helped the company with its foreign clients. From 1980 to 2000, Ms. Rubio worked for the Ministry of Education. From 1974 to 1980, Ms. Rubio worked as an accountant for a technology and consulting firm. Ms. Rubio is an accountant who was educated in her home country of Argentina. She currently resides in Toronto, ON, Canada.

COMMITTEES OF THE BOARD OF DIRECTORS

     We do not currently have an audit committee or a compensation committee.

COMPENSATION OF DIRECTORS

     Our directors do not receive any direct cash compensation for their service on our board of directors.

DIRECTORSHIPS

     During the past five years, none of our directors or persons nominated or chosen to become directors held any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

OTHER SIGNIFICANT EMPLOYEES

     No other significant employees exist.

FAMILY RELATIONSHIPS

     No family relationship exists between or among any of our officers and directors.

CODE OF BUSINESS CONDUCT AND ETHICS

     On March 24, 2010, we adopted a Code of Business Conduct and Ethics applicable to our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Our Code of Business Conduct and Ethics was designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics will be posted on our website whenever we set it up. We also intend to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Business Conduct and Ethics in the "Governance" section of our website whenever we set it up. Our Code of Business Conduct and Ethics will be provided free of charge by us to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 5155 Spectrum Way, Unit #5, Mississauga, ON, Canada L4W 5A1.

ITEM 11. EXECUTIVE COMPENSATION.

     Since inception, we have not paid any compensation to any of our officers or directors.

     It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

DIRECTOR COMPENSATION

     We do not have a formal compensation plan for our directors.

EMPLOYMENT CONTRACTS

     We do not have any employment agreements with our employees or officers.

STOCK OPTIONS AND WARRANTS

     We have no outstanding stock options or warrants.

OPTION/SAR GRANTS TABLE

     There were been no stock options/SARS granted to executive officers and directors, since we have no such plans in effect.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There have been no exercises of stock options/SAR by executive officers.

LONG-TERM INCENTIVE PLAN AWARDS

     There were been no long-term incentive plan awards made by the company.

REPRICING OPTIONS

     We have never repriced any stock options.

COMPENSATION DISCUSSION AND ANALYSIS

     We have prepared the following Compensation Discussion and Analysis to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of our named executive officers.

     We have only one member on our board of directors and do not currently have a compensation committee.

     The primary objectives of the compensation committee with respect to executive compensation will be to (i) attract and retain the best possible executive talent available to us; (ii) motivate our executive officers to enhance our growth and profitability and increase shareholder value; and (iii) reward superior performance and contributions to the achievement of corporate objectives.

     The focus of our executive pay strategy will be to tie short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives or benchmarks and to align executive compensation with the creation and enhancement of shareholder value. In order to achieve these objectives, our compensation committee will be tasked with developing and maintaining a transparent compensation plan that will tie a substantial portion of our executives' overall compensation to our sales, operational efficiencies and profitability.

     Our board of directors has not set any performance objectives or benchmarks for 2011, as it intends for those objectives and benchmarks to be determined by the compensation committee once it is constituted and then approved by the board. However, we anticipate that compensation benefits will include competitive salaries, bonuses (cash and equity based), health insurance and stock option plans.

     Our compensation committee will meet at least quarterly to assess the cost and effectiveness of each executive benefit and the performance of our executive officers in light of our revenues, expenses and profits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     To our knowledge, the following table sets forth, as of March 24, 2011, information regarding the ownership of our common stock by:

     *    Persons who own more than 5% of our common stock

     *    each of our directors and each of our executive officers; and

     *    all directors and executive officers as a group.

     Each person has sole voting and investment power with respect to the shares shown, except as otherwise noted.

                                                    Amount and Nature of
                                                    Beneficial Ownership
         Name and Address                       ----------------------------
       of Beneficial Owner                      Number           Percent (1)
       -------------------                      ------           -----------

     Teresita Rubio                           1,065,000            25.77%
     5155 Spectrum Way, Unit #5
     Mississauga, ON, Canada L4W 5A1

     All officers and directors as a
      group (1 person)                        1,065,000            25.77%

----------
(1) The numbers and percentages set forth in these columns are based on 4,132,559 shares of common stock outstanding as of March 24, 2011. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling security holder has sole or shared voting power or investment power and also any shares, which the selling security holder has the right to acquire within 60 days.

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

CHANGES IN CONTROL

     On March 25, 2011, Teresita Rubio, our President, acquired 1,000,000 shares of Common Stock from David W. Keaveney, our former President, effective March 23, 2011. We are not aware of any other arrangements that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

     Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law. Such transactions require the approval of our board of directors.

     During the year ended December 31, 2010, our then President and Chief Executive Officer, David W. Keaveney, made advances to the Company for operating expenses in the amount of $5,660. These advances are considered short term and non-interest bearing.

     On  March  23,  2010,  Teresita  Rubio,  our  current  President,  acquired
1,000,000 shares of our Common Stock from our former President, David W. Keaveney in a private transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     The Company has renewed the  engagement  of Stan J.H.  Lee, CPA to serve as
the  independent   accounting  firm   responsible  for  auditing  our  financial
statements for the fiscal year ended December 31, 2010.

AUDIT FEES

     The aggregate fees billed for professional services rendered was $4,750 and $1,500 for the audit of our annual financial statements for the fiscal years ended December 31, 2010 and 2009, respectively.

AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee." There were no such fees billed for the fiscal year ended December 31, 2010 and 2009.

TAX FEES

     No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES

     Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2010 and 2009.

     We do not have an audit committee. Therefore, our entire Board of Directors ("Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, our Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees."

     Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     * approved by our audit committee (which consists of our entire board of directors); or

     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

     Our Board pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered.

     Our Board has considered the nature and amount of fees billed by our principal accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our principal accountants' independence.

     During the 2010 and 2009 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a)  (1) Financial Statements

          Financial statements for Meiguo Ventures I, Inc. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

     (a)  (2) Financial Statement Schedule

          Financial Statement Schedule for Meiguo Ventures I, Inc. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

     (a)  (3) See the "Index to Exhibits" set forth below.

     (b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K

                                  EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K

3(i).1* Certificate of Incorporation of Meiguo Ventures I, Inc. filed October 31, 2008, with the Secretary of State of Delaware

3(i).2* Certificate of Amendment to the Certificate of Incorporation of Meiguo Ventures I, Inc. filed on March 10, 2010, with the Secretary of State of Delaware

3(ii)*      By-Laws of Meiguo Ventures I, Inc.

4.1*        Meiguo Ventures I, Inc. Certificate of Common Stock (Specimen)

5.1* Escrow Agreement by, between and among Meiguo Ventures I, Inc., Wilmington Trust Company and the Selling Shareholders

14*         Code of Business Conduct and Ethics

21**        Subsidiaries.

31.1**      Certification of Principal  Executive  Officer Pursuant to 18 U.S.C.
            Section 1350

31.2**      Certification of Principal  Financial  Officer Pursuant to 18 U.S.C.
            Section 1350

32.1**      906 Certification of Principal Executive Officer

32.2**      906 Certification of Principal Financial Officer

----------
*    Incorporated  by  reference  from  the  Company's  Form  S-1   registration
     statement filed with the Securities and Exchange Commission (File No. 333-165726) that went effective on November 12, 2010.

**   Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Meiguo Ventures I, Inc.


Dated: March 30, 2011                     /s/ Teresita Rubio
                                          --------------------------------------
                                     By:  Teresita Rubio
                                     Its: President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 30, 2011                     /s/ Teresita Rubio
                                          --------------------------------------
                                     By:  Teresita Rubio
                                     Its: President, Chief Executive Officer and
                                          Director (Principal Executive Officer)
                                          Chief Financial Officer (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)

                               STAN J.H. LEE, CPA
              2160 North Central Rd Suite 203 * Fort Lee * NJ 07024
                   P.O. Box 436402 * San Diego * CA 92143-9402
               619-623-7799 * Fax 619-564-3408 * stan2u@gmail.com

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MEIGUO VENTURES I, INC.

We have audited the accompanying balance sheet of MEIGUO VENTURES I, INC. ( a Development Stage Enterprise) as of December 31, 2010 and 2009 and the related statements of operation, changes in shareholders' equity and cash flows for the fiscal years then ended and period from October 31, 2008 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEIGUO VENTURES I, INC. as of December 31, 2010 and 2009 , and the results of its operation and its cash flows for the fiscal years then ende and for the period from October 31, 2008 (inception) to December 31, 2010 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's losses from operations and lack of liquidity raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stan J.H.Lee, CPA
--------------------------------
Stan J.H. Lee, CPA
Fort Lee, NJ 07024
March 21, 2010

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                    As of December 31,
                                                                 2010               2009
                                                               --------           --------
ASSETS:

CURRENT ASSETS
  Cash and Cash Equivalents                                    $  2,569           $  2,513
                                                               --------           --------
      TOTAL CURRENT ASSETS                                        2,569              2,513
                                                               --------           --------

      TOTAL ASSETS                                             $  2,569           $  2,513
                                                               ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                             $  3,250           $     --
  Accrued expenses                                                3,600              3,000
                                                               --------           --------
      TOTAL CURRENT LIABILITIES                                   6,850              3,000

Payable to a related party                                        5,890                230
                                                               --------           --------
      TOTAL LIABILITIES                                          12,740              3,230
                                                               --------           --------
COMMITMENTS  AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
  Common stock ($.0001 par value), 250,000,000 shares
   authorized 4,132,559 issued and outstanding
   as of 12/31/2010 and 1,244,000, 12/31/2009                       413                124
  Additional paid-in capital                                     31,012              2,416
  (Deficit) accumulated during the development stage            (41,596)            (3,257)
                                                               --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                (10,171)              (717)
                                                               --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  2,569           $  2,513
                                                               ========           ========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                    Cumulative from
                                             Fiscal Year          Fiscal Year       October 31, 2008
                                                Ended                Ended           (Inception) to
                                             December 31,         December 31,         December 31,
                                                2010                 2009                 2010
                                             ----------           ----------           ----------
REVENUE:                                     $       --           $       --           $       --
                                             ----------           ----------           ----------
GENERAL AND ADMINISTRATION EXPENSES
  Filing Fees                                     2,001                   --                2,231
  Bank charges                                    1,335                   27                1,362
  Professional Fees                              35,003                3,000               38,003
                                             ----------           ----------           ----------
OPERATING LOSS                                  (38,339)              (3,027)             (41,596)
                                             ----------           ----------           ----------
Provision for income taxes                           --                   --                   --
                                             ----------           ----------           ----------

NET LOSS                                     $  (38,339)          $   (3,027)          $  (41,596)
                                             ==========           ==========           ==========
NET (LOSS) PER SHARE
  Basic and diluted                          $    (0.01)          $       --           $    (0.02)
                                             ==========           ==========           ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                           3,751,422            1,010,025            2,274,245
                                             ==========           ==========           ==========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                           Deficit   Accumulated      Total
                                                         Common Stock          Common     Additional  During the   Stockholder's
                                                     -------------------       Stock       Paid-in   Development     Equity
                                                     Shares       Amount     Subscribed    Capital      Stage       (Deficit)
                                                     ------       ------     ----------    -------      -----       ---------
October 31, 2008, inception, common stock
 subscribed @ $.0001 par value                      1,000,000     $   --      $   100     $     --     $     --     $    100
Net loss for the period ended December 31, 2008            --         --           --           --         (230)          --
                                                   ----------     ------      -------     --------     --------     --------
BALANCE, DECEMBER 31, 2008                          1,000,000         --      $   100           --         (230)    $   (130)
                                                   ----------     ------      -------     --------     --------     --------
Shares issued for common stock previoulsy
 subscribed                                                --        100      $  (100)          --           --           --
Common stock issued for cash:
  @ $0.01 per share, Dec 15, 2009                      59,000          6           --          584           --          590
  @ $0.01 per share, Dec 15, 2009                      60,000          6           --          594           --          600
  @ $0.01 per share, Dec 15, 2009                      65,000          7           --          643           --          650
  @ $0.01 per share, Dec 15, 2009                      60,000          6           --          594           --          600
Net loss for the period ended December 31, 2009            --         --           --           --       (3,027)      (3,027)
                                                   ----------     ------      -------     --------     --------     --------
BALANCE, DECEMBER 31, 2009                          1,244,000        124           --        2,416       (3,257)        (717)
                                                   ----------     ------      -------     --------     --------     --------
  @ $.01 per share, Janaury 8, 2010                   231,900         23           --        2,296           --        2,319
  @ $.01 per share, January 15, 2010                  119,169         12           --        1,180           --        1,192
  @ $.01 per share, January 19, 2010                  413,485         41           --         4093           --        4,134
  @ $.01 per share, January 19, 2010                   64,000          6           --          634           --          640
  @ $.01 per share, January 28, 2010                   57,800          6           --          572           --          578
  @ $.01 per share, February 5, 2010                   58,500          6           --          579           --          585
  @ $.01 per share, February 22, 2010                 122,555         12           --        1,214           --        1,226
  @ $.01 per share, February 22, 2010               1,152,800        115           --       11,413           --       11,528
  @ $.01 per share, March 3, 2010                     468,350         47           --        4,636           --        4,683
  @ $.01 per share, March 5, 2010                     200,000         20           --        1,980           --        2,000
Net loss for the year ended December 31, 2010              --         --           --           --      (38,339)     (38,339)
                                                   ----------     ------      -------     --------     --------     --------

BALANCE, DECEMBER 31, 2010                          4,132,559     $  412      $    --     $ 31,013     $(41,596)    $(10,171)
                                                   ==========     ======      =======     ========     ========     ========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                     Cumulative from
                                                                  Fiscal Year        Fiscal Year     October 31, 2008
                                                                     Ended              Ended         (Inception) to
                                                                  December 31,       December 31,       December 31,
                                                                     2010               2009               2010
                                                                   --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net (loss)                                                        (38,339)            (3,027)           (41,596)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY
 OPERATING ACTIVITIES:
   Common stock issued for services                                   2,000                 --              2,000

CHANGES IN ASSETS AND LIABILITIES
   Accounts payable                                                   3,250              3,250
   Accrued expenses                                                     600              3,000              3,600
                                                                   --------           --------           --------
           NET CASH FLOW USED IN OPERATING ACTIVITIES               (32,489)               (27)           (32,746)
                                                                   --------           --------           --------
INVESTING ACTIVITIES                                                     --                 --                 --
                                                                   --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from related party advances                                5,660                 --              5,890
  Proceeds from sale of  common stock  or subscribed                 26,885              2,540             29,425
                                                                   --------           --------           --------
           NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES            32,545              2,540             35,315
                                                                   --------           --------           --------
NET CHANGE IN CASH                                                       56              2,513              2,569
CASH, BEGINNING OF YEAR                                               2,513                 --                 --
                                                                   --------           --------           --------

CASH,  END OF END OF YEAR                                             2,569              2,513              2,569
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2010 and 2009


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Meiguo Ventures I, Inc. (the "COMPANY") was incorporated under the laws of the State of Delaware on October 31, 2008. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company is currently a shell company and has limited operations. The Company intends to locate and combine with an existing company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form.

Pending negotiation and consummation of a combination the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. The Company does not currently have cash on hand sufficient to fund its operations until the earlier of a combination or a period of one year, and will be required to seek additional funding to consummate a transaction. The Company intends to either seek additional equity or debt financing. No assurances can be given that such equity or debt financing will be available, nor can there be any assurance that a combination transaction will be consummated. Should the Company be required to incur any significant liabilities prior to a combination transaction, including those associated with the current minimal level of general and administrative expenses, it may not be able to satisfy those liabilities in the event it was unable to obtain additional equity or debt financing.

The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "DEVELOPMENT STAGE COMPANY" as set forth in Financial Accounting Standards ("FAS") Accounting Standards Codification (`ASC") Topic 915. Among the disclosures required by are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company has elected a fiscal year ending on December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, as defined by FASB ASC 825-10-50, include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2010.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2010 and 2009


The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2010 or 2009.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

BASIC EARNINGS (LOSS) PER SHARE

Basic net earnings  (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At December 31, 2010 and 2009 diluted net loss per share is equivalent to basic net loss per share as there are no potentially dilutive securities outstanding and the inclusion of any shares committed to be issued would be anti-dilutive.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company has implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

REVENUE RECOGNITION

The Company has not yet commenced its principal operations, and therefore, the financial statements are presented in accordance with ASC Topic 915. When the Company commences operations, revenue will be recognized when all of the following have been met:

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2010 and 2009


     *    Persuasive evidence of an arrangement exists;
     *    Delivery or service has been performed;
     * The customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties
     *    Collectability is probable.

NOTE 3. INCOME TAXES

At December 31, 2010 and 2009 deferred tax assets consist of the following:

The increase in the valuation allowance for deferred tax assets at December 31, 2010 was $13,420. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010, and recorded a full valuation allowance.

As of December 31, 2010, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of approximately $41,500 begin to expire in 2029.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

At December 31, 2010 and 2009, the Company was not involved in any litigation.

NOTE 5. GOING CONCERN

At December 31, 2010 the Company does not engage in any business activities that provide cash flow. The Company has a working capital deficit and has incurred losses from inception of approximately $41,600. As such, the accompanying financial statements have been prepared assuming that the Company will continue

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2010 and 2009


as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern.

The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that may result from these uncertainties.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder to funds its operating costs. At December 31, 2010 and 2009, the amount due to the related party is $ 5,890 and $ 230, respectively. These advances are considered short-term in nature and are non-interest bearing.

From October 31, 2008, the date of inception, through December 31, 2010, a shareholder has provided office space to the Company at no charge.

NOTE 7. STOCKHOLDERS' EQUITY

The Company's articles of incorporation have authorized the Company to issue 270,000,000 shares of its stock., consisting of 250,000,000 shares of $.0001 par value common stock, of which 4,132,559 shares are issued and outstanding, and 200,000 shares of $.0001 par value preferred stock, of which none are issued or outstanding. The preferred stock shall have those rights, preferences, and designations as determined by the Board of Directors for each series.

The Company issued 200,000 shares of its common stock for services during the year ended December 31, 2010. The shares were valued at $.01 which represented the most recent price at which the common stock had been issued for cash.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events, and the impact on the reported results and disclosures and determined that there have not been any events that would be required to be reflected in the financial statements or the notes.