Form 10-Q
period 2011-03-31
Meiguo Ventures I, Inc.
filed 2011-05-16
CIK 1488087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2011
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              FOR THE TRANSITION FROM ____________ TO ____________

                        Commission File Number: 000-54017


                             MEIGUO VENTURES I, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                             26-3551294
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

5155 Spectrum Way, Unit #5, Mississauga, ON, Canada                L4W 5A1
   (Address of principal executive offices)                       (Zip code)

                  Registrant's telephone number: (647) 426-1640

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2011, there were 4,132,559 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements .............................................   3

          Balance Sheets dated March 31, 2011 and 2010 (Unaudited) ........   3

          Statements of Operations for the Three Months Ended
          March 31, 2011 and 2010, and the Period from October 31, 2008
          (Inception) to March 31, 2011 (Unaudited) .......................   4

          Statement of Changes in Stockholders' Deficit for the
          period from October 31, 2008 (Inception) to March 31, 2011
          (Unaudited) .....................................................   5

          Statements of Cash Flows for the Three Months Ended
          March 31, 2011 and 2010, and the Period from October 31, 2008
          (Inception) to March 31, 2011 (Unaudited) .......................   6

          Notes to Financial Statements (Unaudited) .......................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......  17

Item 4.  Controls and Procedures ..........................................  17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................  18

Item 1A. Risk Factors .....................................................  18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ......  18

Item 3.  Defaults Upon Senior Securities ..................................  19

Item 4.  (Removed and Reserved) ...........................................  19

Item 5.  Other Information ................................................  19

Item 6.  Exhibits .........................................................  19

SIGNATURES ................................................................  20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                            As of             As of
                                                                          March 31,         December 31,
                                                                            2011               2010
                                                                          --------           --------
                                                                         (Unaudited)         (Audited)
ASSETS:

CURRENT ASSETS
  Cash and Cash Equivalents                                               $     --           $  2,569
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                            --              2,569
                                                                          --------           --------

TOTAL ASSETS                                                              $     --              2,569
                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                                        $  1,750           $  3,250
  Accrued expenses                                                              --              3,600
                                                                          --------           --------
TOAL CURRENT LIABILITIES                                                     1,750              6,850

Payable to a related parties                                                15,651              5,890
                                                                          --------           --------

TOTAL LIABILITIES                                                           17,401             12,740
                                                                          --------           --------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
  Common stock ($.0001 par value), 250,000,000 shares authorized
   4,132,559 issued and outstanding  as of 03/31/2011 and
   4,132,559, 03/31/2010                                                       413                413
  Additional paid-in capital                                                31,012             31,012
  (Deficit) accumulated during the development stage                       (48,826)           (41,596)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                 (17,401)           (10,171)
                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     --           $  2,569
                                                                          ========           ========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                    Cumulative from
                                            Three Months         Three Months       October 31, 2008
                                               Ended                Ended            (Inception) to
                                              March 31,            March 31,            March 31,
                                                2011                 2010                 2011
                                             ----------           ----------           ----------
REVENUE                                      $       --           $       --           $       --
                                             ----------           ----------           ----------
GENERAL AND ADMINISTRATION EXPENSES
  Filing Fees                                         0                   --                2,231
  Bank charges                                        0                  716                1,362
  Professional Fees                               7,230               27,253               45,233
                                             ----------           ----------           ----------
OPERATING LOSS                                   (7,230)             (27,969)             (48,826)
                                             ----------           ----------           ----------

Provision for income taxes                           --                   --                   --
                                             ----------           ----------           ----------

NET LOSS                                     $   (7,230)          $  (27,969)          $  (48,826)
                                             ==========           ==========           ==========
NET (LOSS) PER SHARE
  Basic and diluted                          $    (0.01)          $    (0.01)          $    (0.02)
                                             ==========           ==========           ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                           3,751,422            2,611,095            2,274,245
                                             ==========           ==========           ==========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                  (Unaudited)

                                                                                           Deficit   Accumulated      Total
                                                         Common Stock          Common     Additional  During the   Stockholder's
                                                     -------------------       Stock       Paid-in   Development     Equity
                                                     Shares       Amount     Subscribed    Capital      Stage       (Deficit)
                                                     ------       ------     ----------    -------      -----       ---------
October 31, 2008, inception, common stock
 subscribed @ $.0001 par value                      1,000,000     $   --      $   100     $     --     $     --     $    100
Net loss for the period ended December 31, 2008            --         --           --           --         (230)          --
                                                   ----------     ------      -------     --------     --------     --------
BALANCE, DECEMBER 31, 2008                          1,000,000         --          100           --         (230)    $   (130)
                                                   ----------     ------      -------     --------     --------     --------
Shares issued for common stock previoulsy
 subscribed                                                --        100         (100)          --           --           --
Common stock issued for cash:
  @ $0.01 per share, Dec 15, 2009                      59,000          6           --          584           --          590
  @ $0.01 per share, Dec 15, 2009                      60,000          6           --          594           --          600
  @ $0.01 per share, Dec 15, 2009                      65,000          7           --          643           --          650
  @ $0.01 per share, Dec 15, 2009                      60,000          6           --          594           --          600
Net loss for the period ended December 31, 2009            --         --           --           --       (3,027)      (3,027)
                                                   ----------     ------      -------     --------     --------     --------
BALANCE, DECEMBER 31, 2009                          1,244,000        124           --        2,416       (3,257)        (717)
                                                   ----------     ------      -------     --------     --------     --------
  @ $.01 per share, Janaury 8, 2010                   231,900         23           --        2,296           --        2,319
  @ $.01 per share, January 15, 2010                  119,169         12           --        1,180           --        1,192
  @ $.01 per share, January 19, 2010                  413,485         41           --         4093           --        4,134
  @ $.01 per share, January 19, 2010                   64,000          6           --          634           --          640
  @ $.01 per share, January 28, 2010                   57,800          6           --          572           --          578
  @ $.01 per share, February 5, 2010                   58,500          6           --          579           --          585
  @ $.01 per share, February 22, 2010                 122,555         12           --        1,214           --        1,226
  @ $.01 per share, February 22, 2010               1,152,800        115           --       11,413           --       11,528
  @ $.01 per share, March 3, 2010                     468,350         47           --        4,636           --        4,683
  @ $.01 per share, March 5, 2010                     200,000         20           --        1,980           --        2,000
Net loss for the year ended December 31, 2010              --         --           --           --      (38,339)     (38,339)
                                                   ----------     ------      -------     --------     --------     --------
BALANCE, DECEMBER 31, 2010                          4,132,559        412           --       31,013      (41,596)     (10,171)
                                                   ----------     ------      -------     --------     --------     --------
Net Loss for the period ended March 31, 2011               --         --           --           --       (7,230)      (7,230)
                                                   ----------     ------      -------     --------     --------     --------
BALANCE, MARCH 31, 2011                             4,132,559     $  412      $    --     $ 31,013     $(48,826)    $(17,401)
                                                   ==========     ======      =======     ========     ========     ========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                           Cumulative from
                                                       Three Months       Three Months     October 31, 2008
                                                          Ended              Ended          (Inception) to
                                                         March 31,          March 31,          March 31,
                                                           2011               2010               2011
                                                         --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net (loss)                                             $ (7,230)          $(27,969)          $(48,826)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Common stock issued for services                          --              2,000                 --
  Changes in Assets and Liabilities
     Accounts payable                                      (1,500)                --              1,750
     Accrued expenses                                      (3,600)            12,600                 --
                                                         --------           --------           --------

NET CASH FLOW USED IN OPERATING ACTIVITIES                (12,330)           (13,369)           (47,076)
                                                         --------           --------           --------

INVESTING ACTIVITIES                                           --                 --                 --
                                                         --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from related party advances                      9,761                 --             15,651
  Proceeds from sale of common stock or subscribed             --             26,885             31,425
                                                         --------           --------           --------

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES              9,761             26,885             47,076
                                                         --------           --------           --------

NET CHANGE IN CASH                                         (2,569)            13,516                 --

CASH, BEGINNING OF PERIOD                                   2,569              2,513                 --
                                                         --------           --------           --------

CASH, END OF END OF PERIOD                               $     --           $ 16,029           $     --
                                                         ========           ========           ========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (Unaudited)


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, as defined by FASB ASC 825-10-50, include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2011.

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (Unaudited)


FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2011

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

BASIC EARNINGS (LOSS) PER SHARE

Basic net earnings  (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At March 31, 2011 diluted net loss per share is equivalent to basic net loss per share as there are no potentially dilutive securities outstanding and the inclusion of any shares committed to be issued would be anti-dilutive.

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

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (Unaudited)


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

NOTE 3 - INCOME TAXES

At March 31, 2011 deferred tax assets consist of the following:

                                                   March 31, 2011
                                                   --------------

                 Federal loss carryforwards          $ 17,080
                 Less: valuation allowance            (17,080)
                                                     --------
                                                     $     --
                                                     ========

The valuation allowance for deferred tax assets at March 31, 2011 was $17,080. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010, and recorded a full valuation allowance.

As of Match 31, 2011, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of approximately $48,800 begin to expire in 2029.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (Unaudited)


probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

At March 31, 2011, the Company was not involved in any litigation.

NOTE 5 - GOING CONCERN

At March 31, 2011 the Company does not engage in any business activities that provide cash flow. The Company has a working capital deficit and has incurred losses from inception of approximately $48,800. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder to funds its operating costs. At March 31, 2011 the amount due to the related party is $ 15,651. These advances are considered short-term in nature and are non-interest bearing.

From October 31, 2008, the date of inception, through March 31, 2011, a shareholder has provided office space to the Company at no charge.

 NOTE 7 - STOCKHOLDERS' EQUITY

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

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events, and the impact on the reported results and disclosures and determined that there have not been any events that would be required to be reflected in the financial statements or the notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     CAUTIONARY FORWARD - LOOKING STATEMENT

     The following discussion and analysis of the results of operations and financial condition of Meiguo Ventures, Inc. should be read in conjunction with the unaudited Financial Statements, and the related notes. References to "we," "our," or "us" in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     *    the volatile and competitive nature of our industry,
     * the uncertainties surrounding the rapidly evolving markets in which we compete,
     *    the uncertainties surrounding technological change of the industry,
     *    our dependence on its intellectual property rights,
     *    the success of marketing efforts by third parties,
     *    the changing demands of customers and
     *    the arrangements with present and future customers and third parties.

     Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

OVERVIEW

BUSINESS DEVELOPMENT

     Meiguo Ventures I, Inc. ("Company") was incorporated in the State of Delaware on October 31, 2008. The Company has been in the developmental stage since inception and has conducted virtually no business operations. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We have no cash. The Independent Auditor's Report to our financial statements for the period from October 31, 2008 (Inception) to December 31, 2010, indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that we will offer noncash consideration and seek equity lines as a means of financing our operations; (iv) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

     Since we have only one officer and director, Teresita Rubio, the analysis of new business opportunities will be undertaken by and under the supervision of our Ms. Rubio. As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. However, we have no cash at this time and no plan to raise additional money through the sale of equity or borrow money from a traditional lending source. Ms Rubio has verbally committed to the Company that she will fund the costs of preparing the Company's Exchange Act reports (Form 10-Ks, Form 10-Qs, Form 8-Ks) for the current fiscal year ending December 31, 201,1 if the Company's current amount of cash is insufficient. However, Ms. Rubio has not committed to pay such costs beyond the preparation of the Form 10-K for the fiscal year ending December 31, 2011. In the event that Ms. Rubio fails to pay such costs and the Company's current amount of cash is insufficient, the Company's common stock would likely be limited to quotation on the Pink Sheets and no market for the common stock would develop or, if a market did develop, the market for our common stock would not exist for very long. Investors in our common stock could lose part or all of their investment in our shares.

FINANCIAL RESULTS AND OUTLOOK

     From it's inception on October 31, 2008, the Company has been funded by its sole officer and director and from proceeds from the issuance of equity securities. We have generated no revenues or profits through March 31, 2011. We also have very little operating history upon which an evaluation of our future success or failure can be made. As of March 31, 2011, we had incurred a net loss of approximately $48,800 since inception.

     We have generated no revenue since inception and our loss from operations was $7,230 for three months ended March 31, 2011 and a loss of $27,969 for the same period in 2009. Net cash used by operating activities was $12,330 and net cash provided by financing activities was $9,761 for the three months ended March 31, 2011. The Company's cash balance at March 31, 2011 was $ 0.

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

     Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period from October 31, 2008 (Inception) through March 31, 2011.

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

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

GENERAL AND ADMINISTRATION EXPENSES

     General and administration expenses consist primarily of professional fees and other general and administrative expenses.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses consist of filing fees and bank service charges. Filing fees totaled $0 for the three month period ended March 31, 2011 and $716 for the three months ended March 31, 2010.

PROFESSIONAL FEES. Professional fees consist of fees paid to our independent accountants, lawyers and other professionals and consultants. Professional fees totaled $7,230 for the three month period ended March 31, 2011 and consisting primarily of legal fees.

NET LOSS

     Our net loss was $ 7,230 for the three month period ended March 31, 2011 comparable to a net loss of $27,969 for the same period of 2010. These were due to the general and administration expenses listed above.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations primarily through the private sales of equity securities during the period from December 2009 until March 23, 2010, when we issued an aggregate of 2,932,559 shares for an aggregate amount of $29,325. In addition, our sole officer has advanced a total of $15,651 to the Company for working capital requirements during the period from October 31, 2008 (Inception) to March 31, 2011.

     As of March 31, 2011, and March 31, 2010, we had cash and cash equivalents of $0 and $16,029 respectively.

     Net cash used by operating activities was $12,330 for the three months ended March 31, 2011 and was comprised of our net loss of $7,230, an increase in accrued expenses of $3,600 accounts payable of 1,500.

     Net cash provided by financing activities was $9,761 for the three months ended March 31, 2011, which was advanced to the Company by related parties for working capital requirements. Net cash provided by financing activities was $26,885 for the three months ended March 31, 2010.

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

     We presently have no employees other than Teresita Rubio. Our officer and sole director is engaged in outside business activities and anticipates he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

     Although our management has not taken any preliminary steps to consummate a business combination, we anticipate beginning our search for viable business combination targets once we become a fully reporting company with the U.S. Securities and Exchange Commission. We believe there are many valuable resources we can reach out to in order to identify potential targets including, but not limited to, business brokers, networking web sites, conferences, business professionals and direct contacts by our management with business owners.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

     We conducted an evaluation under the supervision and with the participation of our management, including Teresita Rubio, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, and again as of March 31, 2011, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 and again as of March 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2010, and again as of March 31, 2011.

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended March 31, 2011, we did not make any changes in our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS.

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Since December 31, 2011, the Company has not issued any equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. (REMOVED AND RESERVED).

     Not applicable.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

     See Exhibit  Index below for  exhibits  required by Item 601 of  regulation
S-K.

                                  EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit                            Description
-------                            -----------

3(i).1* Certificate of Incorporation of Meiguo Ventures I, Inc. filed October 31, 2008, with the Secretary of State of Delaware

3(i).2* Certificate of Amendment to the Certificate of Incorporation of Meiguo Ventures I, Inc. filed on March 10, 2010, with the Secretary of State of Delaware

3(ii)*   By-Laws of Meiguo Ventures I, Inc.

14*      Code of Business Conduct and Ethics

31.1**   Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**   Certification under Section 906 of Sarbanes-Oxley Act of 2002.

----------
*    Exhibits incorporated herein by reference. File No. 333-165726.
**   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MEIGUO VENTURES I, INC.


Date: May 16, 2011                /s/ Teresita Rubio
                                  ----------------------------------------------
                                  Teresita Rubio
                                  President, Chief Executive Officer and
                                  Chief Financial Officer (Principal Accounting,
                                  Executive and Financial Officer)