Form 10-Q
period 2011-06-30
Meiguo Ventures I, Inc.
filed 2011-08-15
CIK 1488087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2011, there were 4,132,559 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ..............................................   3

     Balance Sheets dated June 30,  2011(Unaudited) and
     December 31, 2010 (Audited) ...........................................   3

     Statements of Operations for the Three Months Ended June 30,
     2011 and 2010,  and for the Six Months  Ended June 30,  2011
     and  2010  and  for  the  Period   from   October  31,  2008
     (Inception) to June 30, 2011 (Unaudited) ..............................   4

     Statement of Changes in Stockholders' Deficit for the period
     from  October  31,  2008   (Inception)   to  June  30,  2011
     (Unaudited) ...........................................................   5

     Statements  of Cash Flows for the Six Months  Ended June 30,
     2011  and  2010,  and  the  Period  from  October  31,  2008
     (Inception) to June 30, 2011 (Unaudited) ..............................   6

     Notes to Financial Statements (Unaudited) .............................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........  18

Item 4.  Controls and Procedures ...........................................  18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  20

Item 1A. Risk Factors ......................................................  20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  20

Item 3.  Defaults Upon Senior Securities ...................................  20

Item 4.  (Removed and Reserved) ............................................  20

Item 5.  Other Information .................................................  20

Item 6.  Exhibits ..........................................................  20

SIGNATURES .................................................................  21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                                                     As of
                                                                        June 30, 2011    December 31, 2010
                                                                        -------------    -----------------
                                                                         (Unaudited)         (Audited)
ASSETS:

CURRENT ASSETS
  Cash and Cash Equivalents                                               $      0           $  2,569
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                             0              2,569
                                                                          --------           --------

TOTAL ASSETS                                                              $      0              2,569
                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                                        $      0           $  3,250
  Accrued expenses                                                             750              3,600
                                                                          --------           --------
TOAL CURRENT LIABILITIES                                                       750              6,850

Payable to a related parties                                                17,766              5,890
                                                                          --------           --------

TOTAL LIABILITIES                                                           18,516             12,740
                                                                          --------           --------

COMMITMENTS  AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
  Preferred stock ($.0001 par value), 20,000,000 shares audthorized,
   none issued and outstanding                                                   0                  0
  Common stock ($.0001 par value), 250,000,000 shares authorized
   4,132,559 issued and outstanding as of 06/30/2011 and
   4,132,559, 03/31/2010                                                       413                413
  Additional paid-in capital                                                31,012             31,012
  (Deficit) accumulated during the development stage                       (49,941)           (41,596)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                 (18,516)           (10,171)
                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $      0           $  2,569
                                                                          ========           ========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                           For              For              For               For        Cumulative from
                                       Three Months     Three Months      Six Months        Six Months    October 31, 2008
                                          Ended            Ended            Ended             Ended        (Inception) to
                                         June 30,         June 30,         June 30,          June 30,         June 30,
                                           2011             2010             2011             2010              2011
                                        ----------       ----------       ----------       ----------        ----------
REVENUE                                 $       --       $       --       $       --       $       --        $       --
                                        ----------       ----------       ----------       ----------        ----------
GENERAL AND ADMINISTRATION EXPENSES
  Filing Fees                                  365            1,373              365            1,373             2,596
  Bank charges                                  --              619               --            1,335             1,362
  Professional Fees                            750            2,750            7,980           30,003            45,983
                                        ----------       ----------       ----------       ----------        ----------
OPERATING LOSS                              (1,115)          (4,742)          (8,345)         (32,711)          (49,941)
                                        ----------       ----------       ----------       ----------        ----------

Provision for income taxes                      --               --               --               --                --
                                        ----------       ----------       ----------       ----------        ----------

NET LOSS                                $   (1,115)      $   (4,742)      $   (8,345)      $  (32,711)       $  (49,941)
                                        ==========       ==========       ==========       ==========        ==========
NET (LOSS) PER SHARE
  Basic and diluted                     $   (0.002)           (0.01)      $    (0.01)      $    (0.01)       $    (0.02)
                                        ==========       ==========       ==========       ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                      4,132,559        3,111,503        4,132,559        2,611,095         2,608,036
                                        ==========       ==========       ==========       ==========        ==========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                     Deficit
                                                                                                   Accumulated      Total
                                                        Common Stock         Common     Additional  During the   Stockholder's
                                                    -------------------      Stock       Paid-in   Development     Equity
                                                    Shares       Amount    Subscribed    Capital      Stage       (Deficit)
                                                    ------       ------    ----------    -------      -----       ---------
October 31, 2008, inception, common stock
 subscribed @ $.0001 par value                     1,000,000     $   --     $   100     $     --     $     --     $    100
Net loss for the period ended December 31, 2008           --         --          --           --         (230)          --
                                                  ----------     ------     -------     --------     --------     --------
BALANCE, DECEMBER 31, 2008                         1,000,000         --         100           --         (230)        (130)
                                                  ----------     ------     -------     --------     --------     --------
Shares issued for common stock previoulsy
 subscribed                                               --        100        (100)          --           --           --
Common stock issued for cash:
  @ $0.01 per share, Dec 15, 2009                     59,000          6          --          584           --          590
  @ $0.01 per share, Dec 15, 2009                     60,000          6          --          594           --          600
  @ $0.01 per share, Dec 15, 2009                     65,000          7          --          643           --          650
  @ $0.01 per share, Dec 15, 2009                     60,000          6          --          594           --          600
Net loss for the period ended December 31, 2009           --         --          --           --       (3,027)      (3,027)
                                                  ----------     ------     -------     --------     --------     --------
BALANCE, DECEMBER 31, 2009                         1,244,000        124          --        2,416       (3,257)        (717)
                                                  ----------     ------     -------     --------     --------     --------
  @ $.01 per share, Janaury 8, 2010                  231,900         23          --        2,296           --        2,319
  @ $.01 per share, January 15, 2010                 119,169         12          --        1,180           --        1,192
  @ $.01 per share, January 19, 2010                 413,485         41          --         4093           --        4,134
  @ $.01 per share, January 19, 2010                  64,000          6          --          634           --          640
  @ $.01 per share, January 28, 2010                  57,800          6          --          572           --          578
  @ $.01 per share, February 5, 2010                  58,500          6          --          579           --          585
  @ $.01 per share, February 22, 2010                122,555         12          --        1,214           --        1,226
  @ $.01 per share, February 22, 2010              1,152,800        115          --       11,413           --       11,528
  @ $.01 per share, March 3, 2010                    468,350         47          --        4,636           --        4,683
  @ $.01 per share, March 5, 2010                    200,000         20          --        1,980           --        2,000
Net loss for the year ended December 31, 2010             --         --          --           --      (38,339)     (38,339)
                                                  ----------     ------     -------     --------     --------     --------
BALANCE, DECEMBER 31, 2010                         4,132,559        412          --       31,013      (41,596)     (10,171)
                                                  ----------     ------     -------     --------     --------     --------
Net Loss for the six months ended June 30, 2011           --         --          --           --       (8,345)      (8,345)
                                                  ----------     ------     -------     --------     --------     --------

BALANCE, JUNE 30, 2011                             4,132,559     $  412     $    --     $ 31,013     $(49,941)    $(18,516)
                                                  ==========     ======     =======     ========     ========     ========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                Cumulative from
                                                             Six Months          Six Months     October 31, 2008
                                                               Ended               Ended         (Inception) to
                                                              June 30,            June 30,          June 30,
                                                                2011               2010               2011
                                                              --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net (loss)                                                  $ (8,345)          $(32,711)          $(49,941)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Common stock issued for services                               --              2,000                 --
  Changes in Assets and Liabilities
     Accounts payable                                           (2,250)                --              1,750
     Accrued expenses                                           (2,850)             5,881                 --
                                                              --------           --------           --------

NET CASH FLOW USED IN OPERATING ACTIVITIES                     (13,445)           (24,830)           (48,191)
                                                              --------           --------           --------

INVESTING ACTIVITIES                                                --                 --                 --
                                                              --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from related party advances                          10,876                 --             16,766
  Proceeds from sale of  common stock  or subscribed                --             28,597             31,425
                                                              --------           --------           --------

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                  10,876             28,597             48,191
                                                              --------           --------           --------

NET CHANGE IN CASH                                              (2,569)             3,767                 --

CASH, BEGINNING OF PERIOD                                        2,569              2,513                 --
                                                              --------           --------           --------

CASH, END OF END OF PERIOD                                    $     --           $  6,280           $     --
                                                              ========           ========           ========


                        See Notes to Financial Statements

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, as defined by FASB ASC 825-10-50, include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2011.

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011


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

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011


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

NOTE 3 - INCOME TAXES

At June 30, 2011 deferred tax assets consist of the following:

                                                    June 30, 2011
                                                    -------------
                 Federal loss carry forwards          $ 17,465
                 Less: valuation allowance             (17,465)
                                                      --------
                                                      $     --
                                                      ========

The increase in the valuation allowance for deferred tax assets at June 30, 2011 was $385. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011, and recorded a full valuation allowance.

As of June 30, 2011, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of approximately $49,900 begin to expire in 2029.

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

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011


probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

At June 30, 2011, the Company was not involved in any litigation.

NOTE 5 - GOING CONCERN

At June 30, 2011 the Company does not engage in any business activities that provide cash flow. The Company has a working capital deficit and has incurred losses from inception of approximately $49,900. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder to funds its operating costs. At June 30, 2011 the amount due to the related party is $ 17,766. These advances are considered short-term in nature and are non-interest bearing.

From October 31, 2008, the date of inception, through June 30, 2011, a shareholder has provided office space to the Company at no charge.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the results of operations and financial condition of Meiguo Ventures, Inc. should be read in conjunction with the unaudited Financial Statements, and the related notes.. References to "we," "our," or "us" in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Forward-Looking Statements and Business sections in this prospectus. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

     Since we have only one officer and director, Teresa Rubio, the analysis of new business opportunities will be undertaken by and under the supervision of our Ms Rubio. As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. However, we have no cash at this time and no plan to raise additional money through the sale of equity or borrow money from a traditional lending source. Ms Rubio has verbally committed to the Company that he will fund the costs of preparing the Company's Exchange Act reports (Form 10-Ks, Form 10-Qs, Form 8-Ks) for the current fiscal year ending December 31, 2011 if the Company's current amount of cash is insufficient. However, Ms. Rubio has not committed to pay such costs beyond the preparation of the Form 10-K for the fiscal year ending December 31, 2011. In the event that Ms. Rubio fails to pay such costs and the Company's current amount of cash is insufficient, the Company's common stock would likely be limited to quotation on the Pink Sheets and no market for the common stock would develop or, if a market did develop, the market for our common stock would not exist for very long. Investors in our common stock could lose part or all of their investment in our shares.

FINANCIAL RESULTS AND OUTLOOK

     From it's inception on October 31, 2008, the Company has been funded by its sole officer and director and from proceeds from the issuance of equity securities. We have generated no revenues or profits through June 30, 2011. We also have very little operating history upon which an evaluation of our future success or failure can be made. As of June 30, 2011, we had incurred a net loss of approximately $49,900 since inception.

     We have generated no revenue since inception and our loss from operations was $8,345 for six months ended June 30, 2011 and a loss of $32,711 for the same period in 2010. Net cash used by operating activities was $13,445 and net cash provided by financing activities was $10,876 for the six months ended June 30, 2011. The Company's cash balance at June 30, 2011 was $ 0.

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

     Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period from October 31, 2008 (Inception) through June 30, 2011.

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

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

GENERAL AND ADMINISTRATION EXPENSES

     General and administration expenses consist primarily of professional fees and other general and administrative expenses.

     OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses consist of filing fees and bank service charges. Filing fees totaled $ 365 for the six month period ended June 30, 2011 and $1,373 for the six months ended June 30, 2010.

     PROFESSIONAL FEES. Professional fees consist of fees paid to our independent accountants, lawyers and other professionals and consultants. Professional fees totaled $7,980 for the six month period ended June 30, 2011 and $30,003 for the comparable period in 2010 - consisting primarily of legal fees.

NET LOSS

     Our net loss was $ 8,345 for the six month period ended June 30, 2011 comparable to a net loss of $32,711 for the same period of 2010. These were due to the general and administration expenses listed above.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations primarily through the private sales of equity securities during the period from December 2009 until

March 23, 2010, when we issued an aggregate of 3,132,559 shares for an aggregate amount of $31,013. In addition, our sole officer has advanced a total of $17,766 to the Company for working capital requirements during the period from October 31, 2008 (Inception) to June 30, 2011.

     As of June 30, 2011 and June 30, 2010 we had cash and cash equivalents of $0 and $6,280 respectively.

     Net cash used by operating activities was $13,445 for the six months ended June 30, 2011 and was comprised of our net loss of $8,345, and a decrease in both accrued expenses of $2,850 and accounts payable of 2,250.

     Net cash provided by financing activities was $10,876 for the six months ended June 30, 2011, which was advanced to the Company by related parties for working capital requirements. Net cash provided by financing activities was $28,597 for the six months ended June 30, 2010.

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

     We presently have no employees other than Teresa Rubio. Our officer and sole director is engaged in outside business activities and anticipates he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

     Although our management has not taken any preliminary steps to consummate a business combination, we anticipate beginning our search for viable business combination targets once we become a fully reporting company with the U.S. Securities and Exchange Commission. We believe there are many valuable resources we can reach out to in order to identify potential targets including, but not limited to, business brokers, networking web sites, conferences, business professionals and direct contacts by our management with business owners with whom Ms. Rubio is familiar.

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

     We are voluntarily filing this Registration Statement with the U.S. Securities and Exchange Commission and we are under no obligation to do so under the Securities Exchange Act of 1934.

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

     We conducted an evaluation under the supervision and with the participation of our management, including Teresita Rubio, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011, and again as of June 30, 2011, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and again as of June 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2010, and again as of June 30, 2011.

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended June 30, 2011, we did not make any changes in our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS.

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Since March 31, 2011, the Company has not issued any equity securities.

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

                                  MEIGUO VENTURES I, INC.


Date: August 15, 2011             /s/ Teresita Rubio
                                  ----------------------------------------------
                                  Teresita Rubio
                                  President, Chief Executive Officer and
                                  Chief Financial Officer (Principal Accounting,
                                  Executive and Financial Officer)