Form 10-Q/A
period 2011-06-30
Meiguo Ventures I, Inc.
filed 2011-09-06
CIK 1488087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS.

Exhibit                            Description
-------                            -----------

3(i).1* Certificate of Incorporation of Meiguo Ventures I, Inc. filed October 31, 2008, with the Secretary of State of Delaware
3(i).2* Certificate of Amendment to the Certificate of Incorporation of Meiguo Ventures I, Inc. filed on March 10, 2010, with the Secretary of State of Delaware
3(ii)*   By-Laws of Meiguo Ventures I, Inc.
14*      Code of Business Conduct and Ethics
31.1**   Certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1**   Certification under Section 906 of Sarbanes-Oxley Act of 2002.
101***   Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
*     Exhibits incorporated herein by reference. File No. 333-165726.
** Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
***   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MEIGUO VENTURES I, INC.


Date: September 6, 2011           /s/ Teresita Rubio
                                  ----------------------------------------------
                                  Teresita Rubio
                                  President, Chief Executive Officer and
                                  Chief Financial Officer (Principal Accounting,
                                  Executive and Financial Officer)