Form 10-Q
period 2011-09-30
Meiguo Ventures I, Inc.
filed 2011-11-10
CIK 1488087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2011
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30 2011, there were 4,132,559 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.                                                 3

Balance Sheets dated  September 30, 2011(Unaudited) and
December 31, 2010 (Audited)                                                   3

Statements of Operations for the Three Months Ended
September 30, 2011 and 2010, and for the Nine Months Ended
September  30, 2011 and 2010 and for the Period from
October 31, 2008 (Inception) to September 30, 2011 (Unaudited)                4

Statement of Changes in Stockholders' Deficit for the period from
October 31, 2008 (Inception) to September 30, 2011 (Unaudited)                5

Statements of Cash Flows for the Nine Months Ended
September 30, 2011 and 2010, and the Period from
October 31, 2008 (Inception) to September 30, 2011 (Unaudited)                6

Notes to Financial Statements (Unaudited)                                     7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            12

Item 3. Quantitative and Qualitative Disclosures about Market Risk           19

Item 4. Controls and Procedures                                              19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                   21

Item 1A. Risk Factors                                                        21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3. Defaults Upon Senior Securities                                      21

Item 4. (Removed and Reserved)                                               21

Item 5. Other Information                                                    21

Item 6. Exhibits                                                             21

SIGNATURES                                                                   22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                                                     As of
                                                                        September 30,      December 31,
                                                                            2011               2010
                                                                          --------           --------
                                                                        (Unaudited)         (Audited)
ASSETS:

CURRENT ASSETS
  Cash and Cash Equivalents                                               $      0           $  2,569
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                             0              2,569
                                                                          --------           --------

TOTAL ASSETS                                                              $      0              2,569
                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                                        $      0           $  3,250
  Accrued expenses                                                             750              3,600
                                                                          --------           --------
TOAL CURRENT LIABILITIES                                                       750              6,850

Payable to a related parties                                                19,106              5,890
                                                                          --------           --------

TOTAL LIABILITIES                                                           19,856             12,740
                                                                          --------           --------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
  Preferred stock ($.0001 par value) 200,000 authorized,
   none issued and outstanding                                                   0                  0
  Common stock ($.0001 par value), 250,000,000 shares authorized
   4,132,559 issued and outstanding  as of 09/30/2011 and
   12/31/2011, respectively                                                    413                413
  Additional paid-in capital                                                31,012             31,012
  (Deficit) accumulated during the development stage                       (51,281)           (41,596)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                 (19,856)           (10,171)
                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     --           $  2,569
                                                                          ========           ========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                        For the          For the          For the          For the      Cumulative from
                                      three months     Three Months     nine months      Nine Months    October 31, 2008
                                         Ended            Ended            Ended            Ended        (Inception) to
                                      September 30,    September 30,    September 30,    September 30,    September 30,
                                          2011             2010             2011             2010             2011
                                       ----------       ----------       ----------       ----------       ----------
REVENUE                                $       --       $       --       $       --       $       --       $       --
                                       ----------       ----------       ----------       ----------       ----------
GENERAL AND ADMINISTRATION EXPENSES
  Filing Fees                                  80              628              445            2,001            2,676
  Bank charges                                  0                0            1,335            1,362
  Professional Fees                           750                0            9,240           30,003           47,243
                                       ----------       ----------       ----------       ----------       ----------
OPERATING LOSS                               (830)            (628)          (9,685)         (33,339)         (51,281)
                                       ----------       ----------       ----------       ----------       ----------

Provision for income taxes                     --               --               --               --               --
                                       ----------       ----------       ----------       ----------       ----------

NET LOSS                               $     (830)      $     (628)      $   (9,685)      $  (33,339)      $  (51,281)
                                       ==========       ==========       ==========       ==========       ==========

NET (LOSS) PER SHARE
  Basic and diluted                    $   (0.002)      $    (0.01)      $    (0.01)      $    (0.01)
                                       ==========       ==========       ==========       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                     4,132,559        4,132,559        4,132,559        4,132,559
                                       ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                 Deficit
                                                                                               Accumulated      Total
                                                   Common Stock         Common     Additional   During the   Stockholder's
                                               -------------------      Stock       Paid-in    Development     Equity
                                               Shares       Amount    Subscribed    Capital       Stage       (Deficit)
                                               ------       ------    ----------    -------       -----       ---------
October 31, 2008, inception, common stock
 subscribed @ $.0001 par value                1,000,000     $   --     $   100     $     --      $     --     $    100
Net loss for the period ended
 December 31, 2008                                   --         --          --           --          (230)          --
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2008                    1,000,000         --         100           --          (230)        (130)
                                             ----------     ------     -------     --------      --------     --------
Shares issued for common stock previoulsy
 subscribed                                          --        100        (100)          --            --           --
Common stock issued for cash:
  @ $0.01 per share, Dec 15, 2009                59,000          6          --          584            --          590
  @ $0.01 per share, Dec 15, 2009                60,000          6          --          594            --          600
  @ $0.01 per share, Dec 15, 2009                65,000          7          --          643            --          650
  @ $0.01 per share, Dec 15, 2009                60,000          6          --          594            --          600
Net loss for the period ended
 December 31, 2009                                   --         --          --           --        (3,027)      (3,027)
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2009                    1,244,000        124          --        2,416        (3,257)        (717)
                                             ----------     ------     -------     --------      --------     --------
  @ $.01 per share, Janaury 8, 2010             231,900         23          --        2,296            --        2,319
  @ $.01 per share, January 15, 2010            119,169         12          --        1,180            --        1,192
  @ $.01 per share, January 19, 2010            413,485         41          --         4093            --        4,134
  @ $.01 per share, January 19, 2010             64,000          6          --          634            --          640
  @ $.01 per share, January 28, 2010             57,800          6          --          572            --          578
  @ $.01 per share, February 5, 2010             58,500          6          --          579            --          585
  @ $.01 per share, February 22, 2010           122,555         12          --        1,214            --        1,226
  @ $.01 per share, February 22, 2010         1,152,800        115          --       11,413            --       11,528
  @ $.01 per share, March 3, 2010               468,350         47          --        4,636            --        4,683
  @ $.01 per share, March 5, 2010               200,000         20          --        1,980            --        2,000
Net loss for the year ended
 December 31, 2010                                   --         --          --           --       (38,339)     (38,339)
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2010                    4,132,559        413          --       31,012       (41,596)     (10,171)
                                             ----------     ------     -------     --------      --------     --------
Net Loss for the nine-months ended
 September 30, 2011                                  --         --          --           --        (9,685)      (9,685)
                                             ----------     ------     -------     --------      --------     --------

BALANCE, SEPTEMBER 30, 2011                   4,132,559     $  413     $    --     $ 31,012      $(51,281)    $(30,027)
                                             ==========     ======     =======     ========      ========     ========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                Cumulative from
                                                            Nine Months        Nine Months      October 31, 2008
                                                               Ended              Ended          (Inception) to
                                                            September 30,      September 30,      September 30,
                                                                2011               2010               2011
                                                              --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net (loss)                                                  $ (9,685)          $(33,339)          $(51,281)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Common stock issued for services                               --              2,000                 --
  Changes in Assets and Liabilities
     Accounts payable                                           (3,250)                --                 --
     Accrued expenses                                           (2,850)               600                750
                                                              --------           --------           --------

NET CASH FLOW USED IN OPERATING ACTIVITIES                     (15,785)           (30,739)           (50,531)
                                                              --------           --------           --------

INVESTING ACTIVITIES                                                --                 --                 --
                                                              --------           --------           --------

FINANCING ACTIVITIES
  Proceeds from related party advances                          13,216              5,660             19,106
  Proceeds from sale of  common stock  or subscribed                --             26,885             31,425
                                                              --------           --------           --------

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                  13,216             32,545             50,531
                                                              --------           --------           --------

NET CHANGE IN CASH                                              (2,569)             1,806                 --

CASH, BEGINNING OF PERIOD                                        2,569              2,513                 --
                                                              --------           --------           --------

CASH,  END OF END OF PERIOD                                   $     --           $  4,319           $     --
                                                              ========           ========           ========


                        See Notes to Financial Statements

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2011


NOTE 1. UNAUDITED INFORMATION

The balance sheet of MEIGUO VENTURES 1, INC. (the "Company") as of September 30, 2011, and the statements of operations , stockholder's deficit and cash flows for the 9-months ended September 30, 2011 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2011, and the results of operations for the 9-months ended September 30, 2011.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's audited financial statements as of December 31, 2011 and for the calendar year then ended.

NOTE 2. ORGANIZATION AND DESCRIPTION OF BUSINESS

Meiguo Ventures I, Inc. (the "COMPANY") was incorporated under the laws of the State of Delaware on October 31, 2008. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2011


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, as defined by FASB ASC 825-10-50, include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2011.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2011

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

BASIC EARNINGS (LOSS) PER SHARE

Basic net earnings  (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2011


of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At September 30, 2011 diluted net loss per share is equivalent to basic net loss per share as there are no potentially dilutive securities outstanding and the inclusion of any shares committed to be issued would be anti-dilutive.

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

NOTE 4. INCOME TAXES

At September 30, 2011 deferred tax assets consist of the following:

                 Federal loss carry forwards          $ 17,948
                 Less: valuation allowance             (17,948)
                                                      --------
                                                      $     --
                                                      ========

The increase in the valuation allowance for deferred tax assets for the none-month ended September 30, 2011 was $3,390. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011, and recorded a full valuation allowance.

As of September 30, 2011, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of $51,281 begin to expire in 2029.

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2011


NOTE 5. COMMITMENTS AND CONTINGENCIES

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

At September 30, 2011, the Company was not involved in any litigation.

NOTE 6. GOING CONCERN

At September 30, 2011 the Company does not engage in any business activities that provide cash flow. The Company has a working capital deficit and has incurred losses from inception of approximately $51,281. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 7. RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder to funds its operating costs. At September 30, 2011 the amount due to the related party is $ 19,106. These advances are considered short-term in nature and are non-interest bearing.

From October 31, 2008, the date of inception, through September 30, 2011, a shareholder has provided office space to the Company at no charge.

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2011


NOTE 8. STOCKHOLDERS' EQUITY

The Company's articles of incorporation have authorized the Company to issue 270,000,000 shares of its stock., consisting of 250,000,000 shares of $.0001 par value common stock, of which 4,132,559 shares are issued and outstanding, and 20,000,000 shares of $.0001 par value preferred stock, of which none are issued or outstanding. The preferred stock shall have those rights, preferences, and designations as determined by the Board of Directors for each series.

NOTE 9. SUBSEQUENT EVENTS

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

Since we have only one officer and director, Keith Roberts, the analysis of new business opportunities will be undertaken by and under the supervision of our Mr Roberts. As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. However, we have no cash at this time and no plan to raise additional money through the sale of equity or borrow money from a traditional lending source. Mr Roberts has verbally committed to the Company that he will fund the costs of preparing the Company's Exchange Act reports (Form 10-Ks, Form 10-Qs, Form 8-Ks) for the current fiscal year ending December 31, 2011 if the Company's current amount of cash is insufficient. However, Mr Roberts has not committed to pay such costs beyond the preparation of the Form 10-K for the fiscal year ending December 31, 2011. In the event that Mr Roberts fails to pay such costs and the Company's current amount of cash is insufficient, the Company's common stock would likely be limited to quotation on the Pink Sheets and no market for the common stock would develop or, if a market did develop, the market for our common stock would not exist for very long. Investors in our common stock could lose part or all of their investment in our shares.

FINANCIAL RESULTS AND OUTLOOK

From it's inception on October 31, 2008, the Company has been funded by its sole officer and director and from proceeds from the issuance of equity securities. We have generated no revenues or profits through September 30, 2011. We also have very little operating history upon which an evaluation of our future success or failure can be made. As of September 30, 2011, we had incurred a net loss of approximately $51,281 since inception.

We have generated no revenue since inception and our loss from operations was $9,685 for nine months ended September 30, 2011 and a loss of $33,339 for the same period in 2010. Net cash used by operating activities was $15,785 and net cash provided by financing activities was $13,216 for the nine months ended September 30, 2011. The Company's cash balance at September 30, 2011 was $ 0.

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

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period from October 31, 2008 (Inception) through September 30, 2011.

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

COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

GENERAL AND ADMINISTRATION EXPENSES

General and administration expenses consist primarily of professional fees and other general and administrative expenses.

Other General and Administrative Expenses. Other general and administrative expenses consist of filing fees and bank service charges. Filing fees totaled $445 for the nine month period ended September 30, 2011 and $2,001 for the nine months ended September 30, 2010.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers and other professionals and consultants. Professional fees totaled $9,240 for the nine month period ended September 30, 2011 and $30,003 for the comparable period in 2010 - consisting primarily of legal fees.

NET LOSS

Our net loss was $9,685 for the nine month period ended September 30, 2011 comparable to a net loss of $33,339 for the same period of 2010. These were due to the general and administration expenses listed above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through the private sales of equity securities during the period from December 2009 until March 23, 2010, when we issued an aggregate of 3,132,559 shares for an aggregate amount of $31,013. In addition, our sole officer has advanced a total of $19,106 to the Company for working capital requirements during the period from October 31, 2008 (Inception) to September 30, 2011.

As of September 30, 2011 and September 30, 2010 we had cash and cash equivalents of $0 and $4,319 respectively.

Net cash used by operating activities was $15,785 for the nine months ended September 30, 2011 and was comprised of our net loss of $9.685, and a decrease in both accrued expenses of $2,850 and accounts payable of 3,250.

Net cash provided by financing activities was $13,216 for the nine months ended September 30, 2011, which was advanced to the Company by related parties for working capital requirements. Net cash provided by financing activities was $32,545 for the nine months ended September 30, 2010.

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

We presently have no employees other than Keith Roberts. Our officer and sole director is engaged in outside business activities and anticipates he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Although our management has not taken any preliminary steps to consummate a business combination, we anticipate beginning our search for viable business combination targets once we become a fully reporting company with the U.S. Securities and Exchange Commission. We believe there are many valuable resources we can reach out to in order to identify potential targets including, but not limited to, business brokers, networking web sites, conferences, business professionals and direct contacts by our management with business owners with whom Mr Roberts is familiar.

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

We are voluntarily filing this Quarterly Report with the U.S. Securities and Exchange Commission and we are under no obligation to do so under the Securities Exchange Act of 1934.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including Keith Roberts, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, and again as of September 30, 2011, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and again as of September 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2010, and again as of September 30, 2011.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, we did not make any changes in our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since March 31, 2011, the Company has not issued any equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

                                  EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit                           Description
-------                           -----------

3(i).1* Certificate of Incorporation of Meiguo Ventures I, Inc. filed October 31, 2008, with the Secretary of State of Delaware

3(i).2* Certificate of Amendment to the Certificate of Incorporation of Meiguo Ventures I, Inc. filed on March 10, 2010, with the Secretary of State of Delaware

3(ii)       By-Laws of Meiguo Ventures I, Inc. 14 * Code of Business Conduct and
            Ethics

31.1**      Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**      Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101**       Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
* Exhibits incorporated herein by reference. File No. 333-165726. ** Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MEIGUO VENTURES I, INC.


Date: November 4, 2011              /s/ Keith Roberts
                                    --------------------------------------------
                                    Keith  Roberts
                                    President, Chief Executive Officer and
                                    Chief Financial Officer (Principal
                                    Accounting, Executive and Financial Officer)