Form 10-K
period 2011-12-31
Meiguo Ventures I, Inc.
filed 2012-03-29
CIK 1488087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 000-54017


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

                                 (647) 426-1640
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                         Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate marker value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2011) was approximately $ -0- because the Registrant's common equity was not quoted or traded on such date.

As of March 27, 2012, there were 4,132,559 shares of our common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I

Item 1.  Business                                                              4
Item 1A. Risk Factors                                                          9
Item 1B. Unresolved Staff Comments                                             9
Item 2.  Properties                                                            9
Item 3.  Legal Proceedings                                                     9
Item 4.  Mine Safety Disclosures                                               9

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters and Issuer
         Purchases of Equity Securities                                        9
Item 6.  Selected Financial Data                                              12
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 7A. Quantitative and Qualitative Disclosure About Market Risks           18
Item 8.  Financial Statements and Supplementary Data                          19
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 19
Item 9A. Controls and Procedures                                              19
Item 9B. Other Information                                                    20

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance               20
Item 11. Executive Compensation                                               23
Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          24
Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         25
Item 14. Principal Accounting Fees and Services                               26

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules                              27

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     This 2011 Annual Report on Form 10-K ("2011 Annual Report"), including the accompanying financial statements of the Company and the notes thereto appearing in Item 8 herein ("Financial Statements"), the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A") and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can indentify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "project(s)," (plan(s)," "intend(s)," "expect(s)," "might," may" and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

     Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2011 Annual Report. These statements are based on current expectations and current the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company's actual results and financial condition. The reader should consider the following list of general factors that could affect the Company's future results and financial condition.

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

     No  assurances  can  be  given  that  the  results   contemplated   in  any
forward-looking statements will be achieved or will be achieved in any particular timetable. We assume no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this 2011 Annual Report. The reader is advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC.

                                     PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

                              CORPORATE BACKGROUND

     Meiguo Ventures I, Inc. ("Company," "we," "us," "our") was incorporated in the State of Delaware on October 31, 2008. The Company has been in the developmental stage since inception and has conducted virtually no business operations. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made limited effort to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We have a minimal amount of cash. The Independent Auditor's Report to our financial statements for the period ended December 31, 2011, included in this Annual Report, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that we will offer noncash consideration and seek equity lines as a means of financing our operations; (iv) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing shareholders.

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

     * the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
     * other factors deemed to be relevant by our management team, which currently consists solely of Mr. Keith Roberts

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

     We presently have no employees other than Keith Roberts, our sole officer and sole director, who is engaged in outside business activities and anticipates he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

     The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2011 fiscal year. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

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

DEPENDENCE ON KEY EMPLOYEES AND NEED FOR ADDITIONAL MANAGEMENT AND PERSONNEL

     The Company is heavily dependent on the ability of our President, Keith Roberts. The Company will be dependent upon Mr. Roberts to recruit good management for the Company.

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

EMPLOYEES

     As of March 27, 2012, we had no full time employees, and one part time employee, Keith Roberts, our sole officer. We believe that our relations with our employee are good. Our employee is not represented by a union or covered by a collective bargaining agreement.

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

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to any legal proceedings and are not aware of any threatened litigation. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of ours during the past 10 years.

ITEM 4. MINE SAFETY DISCLOSURES.

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

HOLDERS

     As of March 27, 2012, there were 56 shareholders of record of the Company's Common Stock.

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

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     Since its incorporation on October 31, 2008, we have issued the following securities without registration under the Securities Act of 1933:

     In October 2008, we issued the following shares of our common stock at par value to our founder for services rendered in the formation of the Company and for developmental work on our business plan:

Name of Shareholder        Number of Shares Issued       Aggregate Consideration
-------------------        -----------------------       -----------------------
David W. Keaveney                 1,000,000                      $100.00

SUB-TOTAL: 1,000,000 shares of common stock outstanding after this issuance.

     From December 2009, until March 23, 2010, we issued an aggregate of 2,932,559 shares to a total of 54 investors who were not citizens or residents of the United States at a purchase price of $.01 per share.

SUB-TOTAL: 3,932,559 shares of common stock outstanding after this issuance.

     In March 2010, we issued 200,000 shares of our common stock for an aggregate consideration of $2,000 to David E. Wise, our securities counsel, as payment for legal services previously rendered.

TOTAL: 4,132,559 shares of common stock outstanding after this issuance.

     The above shares issued to David W. Keaveney and David E. Wise were issued in reliance of the exemption from registration requirements of the 33 Act provided by Section 4(2) promulgated thereunder, as the issuance of the stock did not involve a public offering of securities based on the following:

     *    the  investors   represented  to  us  that  they  were  acquiring  the
          securities for their own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the 33 Act;
     * we provided each investor with written disclosure prior to sale that the securities have not been registered under the 33 Act and, therefore, cannot be resold unless they are registered under the 33 Act or unless an exemption from registration is available;
     * the investors agreed not to sell or otherwise transfer the purchased securities unless they are registered under the 33 Act and any applicable state laws, or an exemption or exemptions from such registration are available;
     * each investor had knowledge and experience in financial and other business matters such that he, she or it was capable of evaluating the merits and risks of an investment in us;
     * each investor was given information and access to all of our documents, records, books, officers and directors, our executive offices pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information that we possesses or were able to acquire without unreasonable effort and expense;
     * each investor had no need for liquidity in their investment in us and could afford the complete loss of their investment in us;
     * we did not employ any advertisement, article, notice or other communication published in any newspaper, magazine or similar media or broadcast over television or radio;
     * we did not conduct, hold or participate in any seminar or meeting whose attendees had been invited by any general solicitation or general advertising;
     *    we  placed  a  legend  on each  certificate  or  other  document  that evidences the securities stating that the securities have not been registered under the 33 Act and setting forth or referring to the restrictions on transferability and sale of the securities;
     *    we placed stop transfer  instructions in our stock transfer records;
     *    no underwriter was involved in the offering; and
     * we made independent determinations that such persons were sophisticated or accredited investors and that they were capable of analyzing the merits and risks of their investment in us, that they understood the speculative nature of their investment in us and that they could lose their entire investment in us.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY FORWARD - LOOKING STATEMENT

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the results of operations and financial condition of Meiguo Ventures, Inc. for the fiscal years ended December 31, 2011 and 2010. References to "we," "our," or "us" in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Forward-Looking Statements and Business sections in this Annual Report. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

     Since we have only one officer and director, Keith Roberts, the analysis of new business opportunities will be undertaken by and under the supervision of our Mr. Roberts. As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. However, we have a nominal amount of cash at this time and no plan to raise additional money through the sale of equity or borrow money from a traditional lending source. Mr. Roberts has verbally committed to the Company that he will fund the costs of preparing the Company's Exchange Act reports (Form 10-Ks, Form 10-Qs, Form 8-Ks) for the current fiscal year ending December 31, 2012 if the Company's current amount of cash is insufficient. However, Mr. Roberts has not committed to pay such costs beyond the preparation of the Form 10-K for the fiscal year ending December 31, 2012. In the event that Mr. Roberts fails to pay such costs and the Company's current amount of cash is insufficient, the Company's common stock would likely be limited to quotation on the OTC Markets Pink Sheets and no market for the common stock would develop or, if a market did develop, the market for our common stock would not exist for very long. Investors in our common stock could lose part or all of their investment in our shares.

FINANCIAL RESULTS AND OUTLOOK

     From its inception on October 31, 2008, the Company has been funded by its sole officer and director and from proceeds from the issuance of equity securities. We have generated no revenues or profits through December 31, 2011. We also have very little operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2011, we had incurred a net loss of approximately $53,781 since inception.

     We have generated no revenue since inception and our loss from operations was $12,185 for year ended December 31, 2011, and a loss of $38,339 for the same period in 2010. Net cash used by operating activities was $15,785 and net cash provided by financing activities was $13,216 for the year ended December 31, 2010. The Company's cash balance at December 31, 2011 was $ 0.

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

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2011 AND 2010

GENERAL AND ADMINISTRATION EXPENSES

     General and administration expenses consist primarily of professional fees and other general and administrative expenses.

OTHER GENERAL AND  ADMINISTRATIVE  EXPENSES

     Other general and administrative expenses consist of filing fees and bank service charges. Filing fees totaled $1,945 for the twelve month period ended December 31, 2011, and $2,001 for the twelve months ended December 31, 2010.

NET LOSS

     Our net loss was $12,185 for the year ended December 31, 2011, compared to a net loss of $38,339 for the same period of 2010. These were due to the general and administration expenses listed above.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations primarily through the private sales of equity securities during the period from December 2009 until March 23, 2010, when we issued an aggregate of 2,932,559 shares for an aggregate amount of $31,013. In addition, our sole officer has advanced a total of $19,106 to the Company for working capital requirements during the period from October 31, 2008 (Inception) to December 31, 2011.

     As of December 31, 2011 and December 31, 2010, we had cash and cash equivalents of $ 0 and $2,569, respectively.

     Net cash used by operating activities was $12,185 for the year ended December 31, 2011 and was comprised of our net loss of $12,185 and a decrease in both accrued expenses of $1,100 and accounts payable of $2,500.

     Net cash provided by financing activities was $13,216 for the year ended December 31, 2011, which was advanced to the Company by related parties for working capital requirements. Net cash provided by financing activities was $32,545 for the year ended December 31, 2010.

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

     * other factors deemed to be relevant by our management team, which currently consists solely of Keith Roberts, our Chief Executive Officer and sole Director.

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

     We presently have no employees other than Keith Roberts, our sole officer and director. Our officer and sole director is engaged in outside business activities and anticipates he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

     Commencing with our Annual Report for the 2011 fiscal year, we are required to maintain "disclosure controls and procedures." The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Our executive officers are elected by the board of directors and serve at the discretion of the board. All of the current directors serve until the next annual shareholders' meeting or until their successors have been duly elected and qualified. The following table sets forth certain information regarding our current directors and executive officers:

Name             Age              Position                      Director Since
----             ---              --------                      --------------
Keith Roberts    59    President, Chief Executive Officer,    September 23, 2011
                       Chief Financial Officer and Director

     Certain biographical information of our current director and officer is set forth below.

KEITH ROBERTS, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, CHIEF OPERATING OFFICER AND A DIRECTOR

     Keith Roberts was appointed to the offices President, Chief Executive Officer, Chief Financial Officer and Director on September 20, 2011. As President of Comprehensive Business Services, Keith brings over 30 years of experience in the areas of finance, administration and manufacturing at the senior management level. After graduating from University of Waterloo with a Bachelor of Mathematics, Keith pursued a professional accounting designation obtaining his CMA in 1983. After serving several years at key level positions in a variety of industries including -

Branch Controller - NCR Canada, -1980 - 1983
Manager of Operations - Polar Plastics Ltd. -1983 - 1987

VP & General Manager - Kirby Manufacturing -1987 - 1991
VP- Finance & Administration - Eco-Med Pharmaceuticals Ltd -1991 - 1995

     Keith established his own accounting firm in 1995. For the next 10 years, Keith successfully marketed and grew his practice providing accounting, financial and overall business expertise to small business owners to over a 100 clients in all areas of industrial and retail operations until its down sizing in 2005.

     From 2005 to present, Keith has been a financial strategist and his background bodes well as he continues as President of Comprehensive Business Services consulting and utilizing his diversified skills for a select group of corporate clients.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Except as described below, during the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
     (2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)  was  subject  to any  order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

          (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
          (ii) engaging in any type of business practice; or
          (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

     (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph
          (3) (i), above, or to be associated with persons engaged in any such activity;
     (5) was found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission to have violated a federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated;
     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
     (7) was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to any alleged violation of:

          (i)  Any Federal or State securities or commodities law or regulation;
               or
          (ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
          (iii)Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

     (8) was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), and registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C.1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

     Our board of directors has not set any performance objectives or benchmarks for 2012, as it intends for those objectives and benchmarks to be determined by the compensation committee once it is constituted and then approved by the board. However, we anticipate that compensation benefits will include competitive salaries, bonuses (cash and equity based), health insurance and stock option plans.

     Our compensation committee will meet at least quarterly to assess the cost and effectiveness of each executive benefit and the performance of our executive officers in light of our revenues, expenses and profits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     To our knowledge, the following table sets forth, as of March 27, 2012, information regarding the ownership of our common stock by:

     *    Persons who own more than 5% of our common stock
     *    each of our directors and each of our executive officers; and
     *    all directors and executive officers as a group.

Each person has sole voting and investment power with respect to the shares shown, except as otherwise noted.

                                                 Amount and Nature
                                              of Beneficial Ownership
 Name and Address                         --------------------------------
of Beneficial Owner                       Number               Percent (1)
-------------------                       ------               -----------
Teresita Rubio                           1,065,000               25.77%
5155 Spectrum Way, Unit #5
Mississauga, ON, Canada L4W 5A1

All officers and directors as a          1,065,000               25.77%
group (1 person)

----------
(1) The numbers and percentages set forth in these columns are based on 4,132,559 shares of common stock outstanding as of March 27, 2012. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling security holder has sole or shared voting power or investment power and also any shares, which the selling security holder has the right to acquire within 60 days.

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

CHANGES IN CONTROL

     On March 25, 2011, Teresita Rubio acquired 1,000,000 shares of Common Stock from David W. Keaveney, our former President, effective March 23, 2011. Ms. Rubio then served as our Chief Executive Officer, Chief Financial Officer and sole Director until she resigned from such positions on September 20, 2011, when Keith Roberts was appointed to those positions. We are not aware of any other arrangements that may result in a change in control of the Company.

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

     On March 23, 2010, Teresita Rubio, our then President, acquired 1,000,000 shares of our Common Stock from our former President, David W. Keaveney in a private transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     The Company has renewed the  engagement  of Stan J.H.  Lee, CPA to serve as
the  independent   accounting  firm   responsible  for  auditing  our  financial
statements for the fiscal year ended December 31, 2011.

AUDIT FEES

     The aggregate fees billed for professional services rendered was $4,750 and $2,500 for the audit of our annual financial statements for the fiscal years ended December 31, 2011, and 2010, respectively.

AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee." There were no such fees billed for the fiscal year ended December 31, 2011, and 2010.

TAX FEES

     No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES

     Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2011, and 2010.

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

     During the 2011 and 2010 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

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

                                      Meiguo Ventures I, Inc.


Dated: March 28, 2012                      /s/ Keith Roberts
                                           -------------------------------------
                                      By:  Keith Roberts
                                      Its: President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 28, 2012                       /s/ Keith Roberts
                                            ------------------------------------
                                       By:  Keith Roberts
                                       Its: President, Chief Executive Officer
                                            and Director (Principal Executive
                                            Officer) Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                               STAN J.H. LEE, CPA
              2160 North Central Rd Suite 203 * Fort Lee * NJ 07024
                   P.O. Box 436402 * San Diego * CA 92143-9402
               619-623-7799 * Fax 619-564-3408 * stan2u@gmail.com


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MEIGUO VENTURES I, INC.

We have audited the accompanying balance sheet of MEIGUO VENTURES I, INC. ( a Development Stage Enterprise) as of December 31, 2011 and 2010 and the related statements of operation, changes in shareholders' equity and cash flows for the fiscal years then ended and period from October 31, 2008 (inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEIGUO VENTURES I, INC. as of December 31, 2011 and 2010, and the results of its operation and its cash flows for the fiscal years then ende and for the period from October 31, 2008 (inception) to December 31, 2011 in conformity with U.S. generally accepted accounting principles.

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


/s/ Stan J.H. Lee, CPA
--------------------------------
Stan J.H. Lee, CPA
Fort Lee, NJ 07024
March 27, 2012

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                    As of December 31
                                                                 2011               2010
                                                               --------           --------
ASSETS:

CURRENT ASSETS
  Cash and Cash Equivalents                                    $     --           $  2,569
                                                               --------           --------
      TOTAL CURRENT ASSETS                                           --              2,513
                                                               --------           --------

      TOTAL ASSETS                                             $     --           $  2,513
                                                               ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                             $    750           $  3,250
  Accrued expenses                                                2,500              3,600
                                                               --------           --------
      TOAL CURRENT LIABILITIES                                    3,250              6,850
                                                               --------           --------
Payable to a related party                                       19,106              5,890
                                                               --------           --------
      TOTAL LIABILITIES                                          22,356             12,740
                                                               --------           --------

COMMITMENTS  AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
  Common stock ($.0001 par value), 250,000,000 shares
   authorized 4,132,559 issued and outstanding as of
   12/31/2011 and 4,132,559, 12/31/2010                             413                413
  Additional paid-in capital                                     31,012             31,012
  (Deficit) accumulated during the development stage            (53,781)           (41,596)
                                                               --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                (22,356)           (10,171)
                                                               --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     --           $  2,569
                                                               ========           ========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                    Cumulative from
                                             Fiscal Year          Fiscal Year       October 31, 2008
                                               Ended                Ended            (Inception) to
                                             December 31,         December 31,         December 31,
                                                2011                 2010                 2011
                                             ----------           ----------           ----------
REVENUE                                      $       --           $       --           $       --
                                             ----------           ----------           ----------
GENERAL AND ADMINISTRATION EXPENSES
  Filing Fees                                     1,945                2,001                4,176
  Bank charges                                        0                1,335                1,362
  Professional Fees                              10,240               35,003               48,243
                                             ----------           ----------           ----------
OPERATING LOSS                                  (12,185)             (38,339)             (53,781)
                                             ----------           ----------           ----------
Provision for income taxes                           --                   --                   --
                                             ----------           ----------           ----------

NET LOSS                                     $  (12,185)          $  (38,339)          $  (53,781)
                                             ==========           ==========           ==========
NET (LOSS) PER SHARE
  Basic and diluted                          $    (0.01)          $    (0.01)          $    (0.02)
                                             ==========           ==========           ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                           4,132,559            3,751,422            4,132,559
                                             ==========           ==========           ==========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                 Deficit
                                                                                               Accumulated      Total
                                                   Common Stock         Common     Additional   During the   Stockholder's
                                               -------------------      Stock       Paid-in    Development     Equity
                                               Shares       Amount    Subscribed    Capital       Stage       (Deficit)
                                               ------       ------    ----------    -------       -----       ---------
October 31, 2008, inception, common stock
 subscribed @ $.0001 par value                1,000,000     $   --     $   100     $     --      $     --     $    100
Net loss for the period ended
 December 31, 2008                                   --         --          --           --          (230)          --
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2008                    1,000,000         --         100           --          (230)        (130)
                                             ----------     ------     -------     --------      --------     --------
Shares issued for common stock previoulsy
 subscribed                                          --        100        (100)          --            --           --
Common stock issued for cash:
  @ $0.01 per share, Dec 15, 2009                59,000          6          --          584            --          590
  @ $0.01 per share, Dec 15, 2009                60,000          6          --          594            --          600
  @ $0.01 per share, Dec 15, 2009                65,000          7          --          643            --          650
  @ $0.01 per share, Dec 15, 2009                60,000          6          --          594            --          600
Net loss for the period ended
 December 31, 2009                                   --         --          --           --        (3,027)      (3,027)
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2009                    1,244,000        124          --        2,416        (3,257)        (717)
                                             ----------     ------     -------     --------      --------     --------
  @ $.01 per share, Janaury 8, 2010             231,900         23          --        2,296            --        2,319
  @ $.01 per share, January 15, 2010            119,169         12          --        1,180            --        1,192
  @ $.01 per share, January 19, 2010            413,485         41          --         4093            --        4,134
  @ $.01 per share, January 19, 2010             64,000          6          --          634            --          640
  @ $.01 per share, January 28, 2010             57,800          6          --          572            --          578
  @ $.01 per share, February 5, 2010             58,500          6          --          579            --          585
  @ $.01 per share, February 22, 2010           122,555         12          --        1,214            --        1,226
  @ $.01 per share, February 22, 2010         1,152,800        115          --       11,413            --       11,528
  @ $.01 per share, March 3, 2010               468,350         47          --        4,636            --        4,683
  @ $.01 per share, March 5, 2010               200,000         20          --        1,980            --        2,000
Net loss for the year ended
 December 31, 2010                                   --         --          --           --       (38,339)     (38,339)
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2010                    4,132,559        413          --       31,012       (41,596)     (10,171)
                                             ----------     ------     -------     --------      --------     --------
Net loss for the year ended
 December 31, 2010                                   --         --          --           --       (12,185)     (12,185)
                                             ----------     ------     -------     --------      --------     --------

BALANCE, DECEMBER 31, 2011                    4,132,559     $  413     $    --     $ 31,012      $(53,781)    $(22,356)
                                             ==========     ======     =======     ========      ========     ========


                        See Notes to Financial Statements

                            Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                     Cumulative from
                                                                  Fiscal Year        Fiscal Year     October 31, 2008
                                                                    Ended              Ended          (Inception) to
                                                                  December 31,       December 31,       December 31,
                                                                     2011               2010               2011
                                                                   --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net (loss)                                                       $(12,185)          $(38,339)          $(53,781)
  Adjustments to Reconcile Net Loss to Net Cash Used
   by Operating Activities:
     Common stock issued for services                                    --              2,000                 --
  Changes in Assets and Liabilities
     Accounts payable                                                (2,500)             3,250                750
     Accrued expenses                                                (1,100)               600              2,500
                                                                   --------           --------           --------
           NET CASH FLOW USED IN OPERATING ACTIVITIES               (15,785)           (32,489)           (50,531)
                                                                   --------           --------           --------

INVESTING ACTIVITIES                                                     --                 --                 --
                                                                   --------           --------           --------

FINANCING ACTIVITIES
  Proceeds from related party advances                               13,216              5,660             19,106
  Proceeds from sale of  common stock  or subscribed                     --             26,885             31,425
                                                                   --------           --------           --------
           NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES            13,216             32,545             50,531
                                                                   --------           --------           --------
NET CHANGE IN CASH                                                   (2,569)                56                 --

CASH, BEGINNING OF YEAR                                               2,569              2,513                 --
                                                                   --------           --------           --------

CASH,  END OF END OF YEAR                                          $     --           $  2,569           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2011


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, as defined by FASB ASC 825-10-50, include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2011.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2011

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

BASIC EARNINGS (LOSS) PER SHARE

Basic net earnings  (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At December 31, 2011 diluted net loss per share is equivalent to basic net loss per share as there are no potentially dilutive securities outstanding and the inclusion of any shares committed to be issued would be anti-dilutive.

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

NOTE 3. INCOME TAXES

At December 31, 2011 deferred tax assets consist of the following:

                                                               December 31, 2011
                                                               -----------------
     Federal loss carry forwards                                   $ 18,823
     Less: valuation allowance                                      (18,823)
                                                                   --------

                                                                   $     --
                                                                   ========

The increase in the valuation allowance for deferred tax assets at December 31, 2011 was $875. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011, and recorded a full valuation allowance.

As of December 31, 2011, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of $53,781 begin to expire in 2029.

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

At December31, 2011, the Company was not involved in any litigation.

NOTE 5. GOING CONCERN

At December 31, 2011 the Company does not engage in any business activities that provide cash flow. The Company has a working capital deficit and has incurred losses from inception of approximately $53,781. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

From October 31, 2008, the date of inception, through December 31, 2011, a shareholder has provided office space to the Company at no charge.

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