Form 10-Q
period 2012-03-31
Meiguo Ventures I, Inc.
filed 2012-05-14
CIK 1488087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2012
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31 2012, there were 4,132,559 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements. .............................................   3

Balance Sheets dated March 31, 2012 (Unaudited) and
December 31, 2011 (Audited) ...............................................   3

Statements of Operations for the Three Months Ended
March 31, 2011 and 2011, and for the Period from
October 31, 2008 (Inception) to March 31, 2012 (Unaudited) ................   4

Statement  of Changes in  Stockholders'  Deficit for the
period from October 31, 2008 (Inception) to  March 31, 2012 (Unaudited) ...   5

Statements of Cash Flows for the Three Months Ended March 31, 2012
and 2011, and the Period from October 31, 2008 (Inception) to
March 31, 2012 (Unaudited) ................................................   6

Notes to Financial Statements (Unaudited) .................................   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................  11

Item 3. Quantitative and Qualitative Disclosures about Market Risk ........  19

Item 4. Controls and Procedures ...........................................  19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................  20

Item 1A. Risk Factors .....................................................  20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .......  20

Item 3. Defaults Upon Senior Securities ...................................  20

Item 4. (Removed and Reserved) ............................................  20

Item 5. Other Information .................................................  21

Item 6. Exhibits ..........................................................  21

SIGNATURES ................................................................  22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                            As of              As of
                                                                       March 31, 2012    December 31, 2011
                                                                       --------------    -----------------
                                                                        (Unaudited)          (Audited)
ASSETS:

CURRENT ASSETS
  Cash and Cash Equivalents                                               $      0           $      0
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                             0                  0
                                                                          --------           --------

TOTAL ASSETS                                                              $      0           $      0
                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                                        $      0           $    750
  Accrued expenses                                                           3,710              2,500
                                                                          --------           --------
TOAL CURRENT LIABILITIES                                                     3,710              3,250

Payable to a related parties                                                22,356             19,106
                                                                          --------           --------

TOTAL LIABILITIES                                                           26,066             22,356
                                                                          --------           --------

COMMITMENTS  AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
  Common stock ($.0001 par value), 250,000,000 shares authorized
   4,132,559 issued and outstanding as of 03/31/2012 and 12/31/2011            413                413
  Additional paid-in capital                                                31,012             31,012
  (Deficit) accumulated during the development stage                       (57,491)           (53,781)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                 (26,066)           (22,356)
                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     --           $     --
                                                                          ========           ========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                    Cumulative from
                                          For three months     For Three Months     October 31, 2008
                                               Ended                Ended            (Inception) to
                                           March 31, 2012       March 31, 2011       March 31, 2012
                                           --------------       --------------       --------------
REVENUE                                      $       --           $       --           $       --
                                             ----------           ----------           ----------
GENERAL AND ADMINISTRATION EXPENSES
  Filing Fees                                       460                   --                4,636
  Bank charges                                        0                    0                1,362
  Professional Fees                               3,250                7,230               51,493
                                             ----------           ----------           ----------
OPERATING LOSS                                   (3,710)              (7,230)             (57,491)
                                             ----------           ----------           ----------

Provision for income taxes                           --                   --                   --
                                             ----------           ----------           ----------

NET LOSS                                     $   (3,710)          $   (7,230)          $  (57,491)
                                             ==========           ==========           ==========
NET (LOSS) PER SHARE
  Basic and diluted                          $    (0.01)          $    (0.01)          $    (0.02)
                                             ==========           ==========           ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                           4,132,559            3,751,422            4,132,559
                                             ==========           ==========           ==========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                 Deficit
                                                                                               Accumulated      Total
                                                   Common Stock         Common     Additional   During the   Stockholder's
                                               -------------------      Stock       Paid-in    Development     Equity
                                               Shares       Amount    Subscribed    Capital       Stage       (Deficit)
                                               ------       ------    ----------    -------       -----       ---------
October 31, 2008, inception, common stock
 subscribed @ $.0001 par value                1,000,000     $   --     $   100     $     --      $     --     $    100
Net loss for the period ended
 December 31, 2008                                   --         --          --           --          (230)          --
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2008                    1,000,000         --         100           --          (230)        (130)
                                             ----------     ------     -------     --------      --------     --------
Shares issued for common stock previoulsy
 subscribed                                          --        100        (100)          --            --           --
Common stock issued for cash:
  @ $0.01 per share, Dec 15, 2009                59,000          6          --          584            --          590
  @ $0.01 per share, Dec 15, 2009                60,000          6          --          594            --          600
  @ $0.01 per share, Dec 15, 2009                65,000          7          --          643            --          650
  @ $0.01 per share, Dec 15, 2009                60,000          6          --          594            --          600
Net loss for the period ended
 December 31, 2009                                   --         --          --           --        (3,027)      (3,027)
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2009                    1,244,000        124          --        2,416        (3,257)        (717)
                                             ----------     ------     -------     --------      --------     --------
  @ $.01 per share, Janaury 8, 2010             231,900         23          --        2,296            --        2,319
  @ $.01 per share, January 15, 2010            119,169         12          --        1,180            --        1,192
  @ $.01 per share, January 19, 2010            413,485         41          --         4093            --        4,134
  @ $.01 per share, January 19, 2010             64,000          6          --          634            --          640
  @ $.01 per share, January 28, 2010             57,800          6          --          572            --          578
  @ $.01 per share, February 5, 2010             58,500          6          --          579            --          585
  @ $.01 per share, February 22, 2010           122,555         12          --        1,214            --        1,226
  @ $.01 per share, February 22, 2010         1,152,800        115          --       11,413            --       11,528
  @ $.01 per share, March 3, 2010               468,350         47          --        4,636            --        4,683
  @ $.01 per share, March 5, 2010               200,000         20          --        1,980            --        2,000
Net loss for the year ended
 December 31, 2010                                   --         --          --           --       (38,339)     (38,339)
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2010                    4,132,559        413          --       31,012       (41,596)     (10,171)
                                             ----------     ------     -------     --------      --------     --------
Net loss for the year ended
 December 31, 2011                                   --         --          --           --       (12,185)     (12,185)
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2011                    4,132,559     $  413     $    --     $ 31,012      $(53,781)    $(22,356)
                                             ----------     ------     -------     --------      --------     --------
Net Loss for the period ended
 March 31, 2012                                      --         --          --           --        (3,710)      (3,710)
                                             ----------     ------     -------     --------      --------     --------

BALANCE, MARCH 31, 2012                       4,132,559     $  413     $    --     $ 31,013      $(57,491)    $(26,066)
                                             ==========     ======     =======     ========      ========     ========

                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                               Cumulative from
                                                     For three months     For Three Months     October 31, 2008
                                                          Ended                Ended            (Inception) to
                                                      March 31, 2012       March 31, 2011       March 31, 2012
                                                      --------------       --------------       --------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net (loss)                                             $ (3,710)            $ (7,230)            $(57,491)
  Adjustments to Reconcile Net Loss to Net Cash
   Used by Operating Activities:
     Common stock issued for services                          --                   --                   --
  Changes in Assets and Liabilities
     Accounts payable                                          --               (1,500)                 750
     Accrued expenses                                          --               (3,600)               2,500
                                                         --------             --------             --------

NET CASH FLOW USED IN OPERATING ACTIVITIES                 (3,710)             (12,330)             (54,241)
                                                         --------             --------             --------

INVESTING ACTIVITIES                                           --                   --                   --
                                                         --------             --------             --------
FINANCING ACTIVITIES
  Proceeds from related party advances                      3,710                9,761               22,816
  Proceeds from sale of  common stock  or subscribed           --                   --               31,425
                                                         --------             --------             --------

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES              3,710                9,761               54,241
                                                         --------             --------             --------

NET CHANGE IN CASH                                             --               (2,569)                  --

CASH, BEGINNING OF PERIOD                                      --                2,569                   --
                                                         --------             --------             --------

CASH, END OF PERIOD                                      $     --             $     --             $     --
                                                         ========             ========             ========


                        See Notes to Financial Statements

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, as defined by FASB ASC 825-10-50, include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2012.

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012


FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2012

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

BASIC EARNINGS (LOSS) PER SHARE

Basic net earnings  (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At March 31, 2012 diluted net loss per share is equivalent to basic net loss per share as there are no potentially dilutive securities outstanding and the inclusion of any shares committed to be issued would be anti-dilutive.

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

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012


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

NOTE 3. INCOME TAXES

At March 31, 201 deferred tax assets consist of the following:

                                            March 31, 2012
                                            --------------

          Federal loss carry forwards          $ 20,122
          Less: valuation allowance             (20,122)
                                               --------
                                               $     --
                                               ========

The increase in the valuation allowance for deferred tax assets at March 31, 2012 was $1,299. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2012, and recorded a full valuation allowance.

As of March 31, 2012, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of $57,491 begin to expire in 2029.

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

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012


probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

At March 31, 2012, the Company was not involved in any litigation.

NOTE 5. GOING CONCERN

At March 31, 2012 the Company does not engage in any business activities that provide cash flow. The Company has a working capital deficit and has incurred losses from inception of approximately $57,491. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder to funds its operating costs. At March 31, 2012 the amount due to the related party is $ 22,356. These advances are considered short-term in nature and are non-interest bearing.

From October 31, 2008, the date of inception, through March 31, 2012, a shareholder has provided office space to the Company at no charge.

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

OVERVIEW

BUSINESS DEVELOPMENT

Meiguo Ventures I, Inc. ("Company") was incorporated in the State of Delaware on October 31, 2008. The Company has been in the developmental stage since inception and has conducted virtually no business operations. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We have no cash. The Independent Auditor's Report to our financial statements for the period from October 31, 2008 (Inception) to December 31, 2011, indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that we will offer noncash consideration and seek equity lines as a means of financing our operations; (iv) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

FINANCIAL RESULTS AND OUTLOOK

From it's inception on October 31, 2008, the Company has been funded by its sole officer and director and from proceeds from the issuance of equity securities. We have generated no revenues or profits through March 31, 2012. We also have very little operating history upon which an evaluation of our future success or failure can be made. As of March 31, 2012, we had incurred a net loss of approximately $57,491 since inception.

We have generated no revenue since inception and our loss from operations was $3,710 for three month period ended March 31, 2012 and a loss of $7,230 for the same period in 2011. Net cash used by operating activities was $3,710 and net cash provided by financing activities was $3,710 for the three month period ended March 31, 2012. The Company's cash balance at March 31, 2012 was $ 0.

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

CRITICAL ACCOUNTING POLICIES

activities have been accounted for as those of a "DEVELOPMENT STAGE ENTERPRISE" as set forth in ASC 915, "DEVELOPMENT STAGE ENTITIES." Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity The Company has not earned any revenue from operations since inception. Accordingly, the Company's and cash flows disclose activity since the date of the Company's inception. The Company has elected a fiscal year ending on December 31.

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

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period from October 31, 2008 (Inception) through March 31, 2012.

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

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

GENERAL AND ADMINISTRATION EXPENSES

General and administration expenses consist primarily of professional fees and other general and administrative expenses.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses consist of filing fees and bank service charges. Filing fees totaled $ 460 for the three month period ended March 31, 2012 and $ 0 for the three months ended March 31, 2011.

PROFESSIONAL FEES

Professional fees consist of fees paid to our independent accountants, lawyers and other professionals and consultants. Professional fees totaled $3,250 for the three month period ended March 31, 2012 and $7,230 for the comparable period in 2011 - consisting primarily of legal fees.

NET LOSS

Our net loss was $ 3,710 for the three months ended March 31, 2012 comparable to a net loss of $7,230 for the same period of 2011. These were due to the general and administration expenses listed above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through the private sales of equity securities during the period from December 2009 until March 23, 2010, when we issued an aggregate of 3,132,559 shares for an aggregate amount of $31,013. In addition, our sole officer through a related party has advanced a total of $22,356 to the Company for working capital requirements during the period from October 31, 2008 (Inception) to March 31, 2012.

As of March 31, 2012 and March 31, 2011 we had cash and cash equivalents of $ 0 and $ 0 respectively.

Net cash used by operating activities was $3,710 for the three months ended March 31, 2012 and was comprised of our net loss of $3,710.

Net cash provided by financing activities was $3,710 for the three months ended March 31, 2012, which was advanced to the Company by related parties for working capital requirements. Net cash provided by financing activities was $9,761 for the three months ended March 31, 2011.

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

     2. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings will also be available to the public at the SEC's web site at http://www.sec.gov

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including Keith Roberts, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011, and again as of March 31, 2012, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and again as of March 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this quarterly report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2011, and again as of March 31, 2012.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, we did not make any changes in our internal controls over financial reporting.

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

                                    MEIGUO VENTURES I, INC.


Date: May 9, 2012                   /s/ Keith Roberts
                                    --------------------------------------------
                                    Keith  Roberts
                                    President, Chief Executive Officer and
                                    Chief Financial Officer (Principal
                                    Accounting, Executive and Financial Officer)