Form 10-Q
period 2012-06-30
Meiguo Ventures I, Inc.
filed 2012-08-13
CIK 1488087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2012
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30 2012, there were 4,132,559 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ...............................................  3

Balance Sheets dated June 30, 2012 (Unaudited) and
December 31, 2011 (Audited) .................................................  3

Statements of Operations for the Three Months Ended June 30, 2012
and 2011, Six Months Ended June 30, 2012 and 2011,and for the Period
from October 31, 2008 (Inception) to June 30, 2012 (Unaudited) ..............  4

Statement of Changes in Stockholders' Deficit for the period from
October 31, 2008 (Inception) to June 30, 2012 (Unaudited) ...................  5

Statements of Cash Flows for the Six Months Ended June 30, 2012
and 2011 and the Period from October 31, 2008 (Inception) to
June 30, 2012 (Unaudited) ...................................................  6

Notes to Financial Statements (Unaudited) ...................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................... 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......... 19

Item 4.  Controls and Procedures ............................................ 10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 21

Item 1A. Risk Factors ....................................................... 21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ........ 21

Item 3.  Defaults Upon Senior Securities .................................... 21

Item 4.  Mine Safety Disclosures ............................................ 21

Item 5.  Other Information .................................................. 21

Item 6.  Exhibits ........................................................... 21

SIGNATURES .................................................................. 22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                                                  As of
                                                                    June 30, 2012        December 31, 2011
                                                                    -------------        -----------------
                                                                     (Unaudited)             (Audited)
ASSETS:

CURRENT ASSETS
  Cash and Cash Equivalents                                            $      0              $      0
                                                                       --------              --------
TOTAL CURRENT ASSETS                                                          0                     0
                                                                       --------              --------

TOTAL ASSETS                                                           $      0              $      0
                                                                       ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                                     $      0              $    750
  Accrued expenses                                                        4,000                 2,500
                                                                       --------              --------
TOAL CURRENT LIABILITIES                                                  4,000                 3,250

Payable to a related parties                                             22,896                19,106
                                                                       --------              --------

TOTAL LIABILITIES                                                        26,896                22,356
                                                                       --------              --------

COMMITMENTS  AND CONTINGENCIES ( NOTE 4)

STOCKHOLDERS' EQUITY
  Common stock ($.0001 par value), 250,000,000 shares authorized
   4,132,559 issued and outstanding  as of 06/30/2012 and
   4,132,559 12/31/2011                                                     413                   413
  Additional paid-in capital                                             31,012                31,012
  (Deficit) accumulated during the development stage                    (58,321)              (53,781)
                                                                       --------              --------
TOTAL STOCKHOLDERS' EQUITY                                              (26,896)              (22,356)
                                                                       --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     --              $     --
                                                                       ========              ========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                              Cumulative from
                                     For Three Months   For Three Months   For Six Months    For Six Months   October 31, 2008
                                          Ended              Ended              Ended             Ended        (Inception) to
                                      June 30, 2012      June 30, 2011      June 30, 2012     June 30, 2011     June 30, 2012
                                      -------------      -------------      -------------     -------------     -------------
REVENUE                                $       --         $       --         $       --        $       --        $       --
                                       ----------         ----------         ----------        ----------        ----------
GENERAL AND ADMINISTRATION EXPENSES
  Filing Fees                                  80                365                540               365             4,718
  Bank charges                                  0                  0                  0             1,360
  Professional Fees                           750                750              4,000             7,980            52,243
                                       ----------         ----------         ----------        ----------        ----------
OPERATING LOSS                               (830)            (1,115)            (4,540)           (8,345)          (58,321)
                                       ----------         ----------         ----------        ----------        ----------

Provision for income taxes                     --                 --                 --                --                --
                                       ----------         ----------         ----------        ----------        ----------

NET LOSS                               $     (830)        $   (1,115)        $   (4,540)       $   (8,345)       $  (58,321)
                                       ==========         ==========         ==========        ==========        ==========
NET (LOSS) PER SHARE
  Basic and diluted                    $   (0.002)             (0.01)        $    (0.01)       $    (0.01)       $    (0.02)
                                       ==========         ==========         ==========        ==========        ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                     4,132,559          4,132,559          4,132,559         3,357,184         4,132,559
                                       ==========         ==========         ==========        ==========        ==========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                 Deficit
                                                                                               Accumulated      Total
                                                   Common Stock         Common     Additional   During the   Stockholder's
                                               -------------------      Stock       Paid-in    Development     Equity
                                               Shares       Amount    Subscribed    Capital       Stage       (Deficit)
                                               ------       ------    ----------    -------       -----       ---------
October 31, 2008, inception, common stock
 subscribed @ $.0001 par value                1,000,000     $   --     $   100     $     --      $     --     $    100
Net loss for the period ended
 December 31, 2008                                   --         --          --           --          (230)          --
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2008                    1,000,000         --         100           --          (230)        (130)
                                             ----------     ------     -------     --------      --------     --------
Shares issued for common stock previoulsy
 subscribed                                          --        100        (100)          --            --           --
Common stock issued for cash:
  @ $0.01 per share, Dec 15, 2009                59,000          6          --          584            --          590
  @ $0.01 per share, Dec 15, 2009                60,000          6          --          594            --          600
  @ $0.01 per share, Dec 15, 2009                65,000          7          --          643            --          650
  @ $0.01 per share, Dec 15, 2009                60,000          6          --          594            --          600
Net loss for the period ended
 December 31, 2009                                   --         --          --           --        (3,027)      (3,027)
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2009                    1,244,000        124          --        2,416        (3,257)        (717)
                                             ----------     ------     -------     --------      --------     --------
  @ $.01 per share, Janaury 8, 2010             231,900         23          --        2,296            --        2,319
  @ $.01 per share, January 15, 2010            119,169         12          --        1,180            --        1,192
  @ $.01 per share, January 19, 2010            413,485         41          --         4093            --        4,134
  @ $.01 per share, January 19, 2010             64,000          6          --          634            --          640
  @ $.01 per share, January 28, 2010             57,800          6          --          572            --          578
  @ $.01 per share, February 5, 2010             58,500          6          --          579            --          585
  @ $.01 per share, February 22, 2010           122,555         12          --        1,214            --        1,226
  @ $.01 per share, February 22, 2010         1,152,800        115          --       11,413            --       11,528
  @ $.01 per share, March 3, 2010               468,350         47          --        4,636            --        4,683
  @ $.01 per share, March 5, 2010               200,000         20          --        1,980            --        2,000
Net loss for the year ended
 December 31, 2010                                   --         --          --           --       (38,339)     (38,339)
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2010                    4,132,559        413          --       31,012       (41,596)     (10,171)
                                             ----------     ------     -------     --------      --------     --------
Net loss for the year ended
 December 31, 2011                                   --         --          --           --       (12,185)     (12,185)
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2011                    4,132,559        413          --       31,012       (53,781)     (22,356)
                                             ----------     ------     -------     --------      --------     --------
Net Loss for the six months ended
 June 30, 2012                                       --         --          --           --        (4,540)      (4,540)
                                             ----------     ------     -------     --------      --------     --------
BALANCE, JUNE 30, 2012                        4,132,559     $  412     $    --     $ 31,013      $(58,321)    $(26,896)
                                             ==========     ======     =======     ========      ========     ========

                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                            Cumulative from
                                                         Six Months         Six Months      October 31, 2008
                                                            Ended              Ended         (Inception) to
                                                        June 30, 2012      June 30, 2011      June 30, 2012
                                                        -------------      -------------      -------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net (loss)                                              $ (4,540)          $ (8,345)          $(58,321)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Common stock issued for services                           --                 --                 --
  Changes in Assets and Liabilities
     Accounts payable                                           --             (2,250)             1,750
     Accrued expenses                                        4,000             (2,850)
                                                          --------           --------           --------

NET CASH FLOW USED IN OPERATING ACTIVITIES                    (540)           (13,445)           (56,571)
                                                          --------           --------           --------

INVESTING ACTIVITIES                                            --                 --                 --
                                                          --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from related party advances                         540             10,876             22,896
  Proceeds from sale of  common stock  or subscribed            --                 --             31,425
                                                          --------           --------           --------

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                 540             10,876             54,321
                                                          --------           --------           --------

NET CHANGE IN CASH                                              --             (2,569)            (2,250)

CASH, BEGINNING OF PERIOD                                       --              2,569                 --
                                                          --------           --------           --------

CASH,  END OF END OF PERIOD                               $     --           $     --           $ (2,250)
                                                          ========           ========           ========


                        See Notes to Financial Statements

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2012


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, as defined by FASB ASC 825-10-50, include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2012.

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2012


FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2012

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

BASIC EARNINGS (LOSS) PER SHARE

Basic net earnings  (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At June 30, 2012 diluted net loss per share is equivalent to basic net loss per share as there are no potentially dilutive securities outstanding and the inclusion of any shares committed to be issued would be anti-dilutive.

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

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2012


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

NOTE 3. INCOME TAXES

At June 30, 2012 deferred tax assets consist of the following:

                                               June 30, 2012
                                               -------------

            Federal loss carry forwards          $ 20,412
            Less: valuation allowance             (20,412)
                                                 --------
                                                 $     --
                                                 ========

The increase in the valuation allowance for deferred tax assets at June 30, 2012 was $300. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2012, and recorded a full valuation allowance.

As of June 30, 2012, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of $58,321 begin to expire in 2029.

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

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2012


probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

At June 30, 2012, the Company was not involved in any litigation.

NOTE 5. GOING CONCERN

At June 30, 2012 the Company does not engage in any business activities that provide cash flow. The Company has a working capital deficit and has incurred losses from inception of approximately $58,321. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder to funds its operating costs. At June 30, 2012 the amount due to the related party is $ 22,896. These advances are considered short-term in nature and are non-interest bearing.

From October 31, 2008, the date of inception, through June 30, 2012, a shareholder has provided office space to the Company at no charge.

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

FINANCIAL RESULTS AND OUTLOOK

From it's inception on October 31, 2008, the Company has been funded by its sole officer and director and from proceeds from the issuance of equity securities. We have generated no revenues or profits through June 30, 2012. We also have very little operating history upon which an evaluation of our future success or failure can be made. As of June 30, 2012, we had incurred a net loss of approximately $58,321 since inception.

We have generated no revenue since inception and our loss from operations was $4,540 for six month period ended June 30, 2012 and a loss of $8,345 for the same period in 2011. Net cash used by operating activities was $540 and net cash provided by financing activities was $540 for the six month period ended June 30, 2012. The Company's cash balance at June 30, 2012 was $ 0.

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

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period from October 31, 2008 (Inception) through June 30, 2012.

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

COMPARISON OF THE SIX- MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

GENERAL AND ADMINISTRATION EXPENSES

General and administration expenses consist primarily of professional fees and other general and administrative expenses.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses consist of filing fees and bank service charges. Filing fees totaled $ 540 for the six month period ended June 30, 2012 and $ 365 for the six months ended June 30, 2011.

PROFESSIONAL FEES. Professional fees consist of fees paid to our independent accountants, lawyers and other professionals and consultants. Professional fees totaled $4,000 for the six month period ended June 30, 2012 and $7,980 for the comparable period in 2011 - consisting primarily of legal fees.

NET LOSS

Our net loss was $ 4,540 for the six months ended June 30, 2012 comparable to a net loss of $8,345 for the same period of 2011. These were due to the general and administration expenses listed above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through the private sales of equity securities during the period from December 2009 until March 23, 2010, when we issued an aggregate of 3,132,559 shares for an aggregate amount of $31,013. In addition, our sole officer through a related party has advanced a total of $22,986 to the Company for working capital requirements during the period from October 31, 2008 (Inception) to June 30, 2012.

As of June 30, 2012 and June 30, 2011 we had cash and cash equivalents of $ 0 and $ 0 respectively.

Net cash used by operating activities was $540 for the six months ended June 30, 2012 and was comprised of our net loss of $4,540 less the accrued expenses of $4,000.

Net cash provided by financing activities was $540 for the six months ended June 30, 2012, which was advanced to the Company by related parties for working capital requirements. Net cash provided by financing activities was $10,876 for the six months ended June 30, 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and again as of June 30, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2011, and again as of June 30, 2012.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, we did not make any changes in our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since June 30, 2012, the Company has not issued any equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

                                    MEIGUO VENTURES I, INC.


Date: August 13, 2012               /s/ Keith Roberts
                                    --------------------------------------------
                                    Keith  Roberts
                                    President, Chief Executive Officer and
                                    Chief Financial Officer (Principal
                                    Accounting, Executive and Financial Officer)