Form 10-Q
period 2012-09-30
Meiguo Ventures I, Inc.
filed 2012-11-13
CIK 1488087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2012

                                       or

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 FOR THE TRANSITION FROM _________ TO _________

                        Commission File Number: 000-54017


                             MEIGUO VENTURES I, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                             26-3551294
  (State or other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

155 Spectrum Way, Unit #5, Mississauga, ON, Canada                 L4W 5A1
    (Address of principal executive offices)                     (Zip code)

                                 (647) 426-1640
                         (Registrant's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30 2012, there were 4,132,559 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................3

         Balance Sheets dated  September 30, 2012  (Unaudited) and December
         31, 2011 (Audited)....................................................3

         Statements of Operations for the Three Months Ended  September 30,
         2012 and 2011,  Nine Months Ended  September 30, 2012 and 2011,and
         for the Period from October 31, 2008  (Inception) to September 30,
         2012 (Unaudited)......................................................4

         Statement of Changes in Stockholders'  Deficit for the period from
         October 31, 2008 (Inception) to September 30, 2012 (Unaudited)........5

         Statements  of Cash Flows for the Nine Months Ended  September 30,
         2012 and 2011, and the Period from October 31, 2008 (Inception) to
         September 30, 2012 (Unaudited)........................................6

         Notes to Financial Statements (Unaudited).............................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........19

Item 4.  Controls and Procedures..............................................19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................20

Item 1A. Risk Factors.........................................................20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........20

Item 3.  Defaults Upon Senior Securities......................................20

Item 4.  Mine Safety Disclosures..............................................20

Item 5.  Other Information....................................................21

Item 6.  Exhibits.............................................................21

SIGNATURES....................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                                           As of              As of
                                                                        September 30,      December 31,
                                                                            2012               2011
                                                                          --------           --------
                                                                         (Unaudited)         (Audited)
ASSETS:

CURRENT ASSETS
  Cash and Cash Equivalents                                               $      0           $      0
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                             0                  0
                                                                          --------           --------

TOTAL ASSETS                                                              $      0           $      0
                                                                          ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                                        $  4,000           $    750
  Accrued expenses                                                             830              2,500
                                                                          --------           --------
TOAL CURRENT LIABILITIES                                                     4,830              3,250

Payable to a related parties                                                22,896             19,106
                                                                          --------           --------
TOTAL LIABILITIES                                                           27,726             22,356
                                                                          --------           --------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
  Common stock ($.0001 par value), 250,000,000 shares authorized
   4,132,559 issued and outstanding as of 09/30/2012 and
   4,132,559, 12/31/2011                                                       413                413
  Additional paid-in capital                                                31,012             31,012
  (Deficit) accumulated during the development stage                       (59,151)           (53,781)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                 (27,726)           (22,356)
                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $      0           $      0
                                                                          ========           ========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                              Cumulative from
                                      For three months  For Three Months  For Nine months   For Nine Months   October 31, 2008
                                           Ended             Ended             Ended             Ended         (Inception) to
                                        September 30,     September 30,     September 30,     September 30,     September 30,
                                            2012              2011              2012              2011              2012
                                         ----------        ----------        ----------        ----------        ----------
REVENUE                                  $       --        $       --        $       --        $       --        $       --
                                         ----------        ----------        ----------        ----------        ----------

GENERAL AND ADMINISTRATION EXPENSES
  Filing Fees                                    80                80               620               445             4,798
  Bank charges                                    0                 0             1,335             1,360
  Professional Fees                             750               750             4,750             7,905            52,993
                                         ----------        ----------        ----------        ----------        ----------
OPERATING LOSS                                 (830)             (830)           (5,370)           (9,685)          (59,151)
                                         ----------        ----------        ----------        ----------        ----------
Provision for income taxes                       --                --                --
                                         ----------        ----------        ----------        ----------        ----------

NET LOSS                                 $     (830)       $     (830)       $   (5,370)       $   (9,685)       $  (59,151)
                                         ==========        ==========        ==========        ==========        ==========
NET (LOSS) PER SHARE
  Basic and diluted                      $  (0.0002)       $  (0.0002)       $  (0.0013)       $  (0.0027)       $  (0.0143)
                                         ==========        ==========        ==========        ==========        ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                       4,132,559         4,132,559         4,132,559         4,132,559         4,132,559
                                         ==========        ==========        ==========        ==========        ==========


                        See Notes to Financial Statements

                             Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                                                 Deficit
                                                                                               Accumulated      Total
                                                   Common Stock         Common     Additional   During the   Stockholder's
                                               -------------------      Stock       Paid-in    Development     Equity
                                               Shares       Amount    Subscribed    Capital       Stage       (Deficit)
                                               ------       ------    ----------    -------       -----       ---------
October 31, 2008, inception, common stock
 subscribed @ $.0001 par value                1,000,000     $   --     $   100     $     --      $     --     $    100
Net loss for the period ended
 December 31, 2008                                   --         --          --           --          (230)          --
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2008                    1,000,000         --         100           --          (230)        (130)
                                             ----------     ------     -------     --------      --------     --------
Shares issued for common stock previoulsy
 subscribed                                          --        100        (100)          --            --           --
Common stock issued for cash:
  @ $0.01 per share, Dec 15, 2009                59,000          6          --          584            --          590
  @ $0.01 per share, Dec 15, 2009                60,000          6          --          594            --          600
  @ $0.01 per share, Dec 15, 2009                65,000          7          --          643            --          650
  @ $0.01 per share, Dec 15, 2009                60,000          6          --          594            --          600
Net loss for the period ended
 December 31, 2009                                   --         --          --           --        (3,027)      (3,027)
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2009                    1,244,000        124          --        2,416        (3,257)        (717)
                                             ----------     ------     -------     --------      --------     --------
  @ $.01 per share, Janaury 8, 2010             231,900         23          --        2,296            --        2,319
  @ $.01 per share, January 15, 2010            119,169         12          --        1,180            --        1,192
  @ $.01 per share, January 19, 2010            413,485         41          --         4093            --        4,134
  @ $.01 per share, January 19, 2010             64,000          6          --          634            --          640
  @ $.01 per share, January 28, 2010             57,800          6          --          572            --          578
  @ $.01 per share, February 5, 2010             58,500          6          --          579            --          585
  @ $.01 per share, February 22, 2010           122,555         12          --        1,214            --        1,226
  @ $.01 per share, February 22, 2010         1,152,800        115          --       11,413            --       11,528
  @ $.01 per share, March 3, 2010               468,350         47          --        4,636            --        4,683
  @ $.01 per share, March 5, 2010               200,000         20          --        1,980            --        2,000
Net loss for the year ended
 December 31, 2010                                   --         --          --           --       (38,339)     (38,339)
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2010                    4,132,559        413          --       31,012       (41,596)     (10,171)
                                             ----------     ------     -------     --------      --------     --------
Net loss for the year ended
 December 31, 2011                                   --         --          --           --       (12,185)     (12,185)
                                             ----------     ------     -------     --------      --------     --------
BALANCE, DECEMBER 31, 2011                    4,132,559        413          --       31,012       (53,781)     (22,356)
                                             ----------     ------     -------     --------      --------     --------
Net Loss for the nine months
 ended September 30, 2012                                                                          (5,370)      (5,370)
                                             ----------     ------     -------     --------      --------     --------

BALANCE, SEPTEMBER 30, 2012                   4,132,559     $  412     $    --     $ 31,013      $(59,151)    $(27,726)
                                             ==========     ======     =======     ========      ========     ========


                        See Notes to Financial Statements

                            Meiguo Ventures I, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                     Cumulative from
                                                                  Nine Months        Nine Months     October 31, 2008
                                                                    Ended              Ended          (Inception) to
                                                                 September 30,      September 30,      September 30,
                                                                     2012               2011               2012
                                                                   --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net (loss)                                                       $ (5,370)          $ (9,685)          $(59,151)
  Adjustments to Reconcile Net Loss to Net Cash
   Used by Operating Activities:
     Common stock issued for services                                    --                 --                 --
  Changes in Assets and Liabilities
     Accounts payable                                                 4,000             (3,250)             4,000
     Accrued expenses                                                   830             (2,850)               830
                                                                   --------           --------           --------
NET CASH FLOW USED IN OPERATING ACTIVITIES                             (540)           (15,785)           (54,321)
                                                                   --------           --------           --------

INVESTING ACTIVITIES                                                     --                 --                 --
                                                                   --------           --------           --------

FINANCING ACTIVITIES
  Proceeds from related party advances                                  540             13,216             22,896
  Proceeds from sale of  common stock  or subscribed                     --                 --             31,425
                                                                   --------           --------           --------
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                          540             13,216             54,321
                                                                   --------           --------           --------
NET CHANGE IN CASH                                                       --             (2,569)                --
CASH, BEGINNING OF PERIOD                                                --              2,569                 --
                                                                   --------           --------           --------

CASH,  END OF END OF PERIOD                                        $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2012


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, as defined by FASB ASC 825-10-50, include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2012.

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2012


FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2012

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

BASIC EARNINGS (LOSS) PER SHARE

Basic net earnings  (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At September 30, 2012 diluted net loss per share is equivalent to basic net loss per share as there are no potentially dilutive securities outstanding and the inclusion of any shares committed to be issued would be anti-dilutive.

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

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2012


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

     * The customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties

     *    Collectability is probable.

NOTE 3. INCOME TAXES

At September 30, 2012 deferred tax assets consist of the following:

                                                              September 30, 2012
                                                              ------------------

     Federal loss carry forwards                                  $  20,703
     Less: valuation allowance                                      (20,703)
                                                                  ---------
                                                                  $      --
                                                                  =========

The increase in the valuation allowance for deferred tax assets at September 30, 2012 was $291. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2012, and recorded a full valuation allowance.

As of June 30, 2012, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of $59,151 begin to expire in 2029.

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

                             Meiguo Ventures 1, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2012


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

At September 30, 2012, the Company was not involved in any litigation.

NOTE 5. GOING CONCERN

At September 30, 2012 the Company does not engage in any business activities that provide cash flow. The Company has a working capital deficit and has incurred losses from inception of approximately $59,151. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder to funds its operating costs. At September 30, 2012 the amount due to the related party is $ 22,896. These advances are considered short-term in nature and are non-interest bearing.

From October 31, 2008, the date of inception, through September 30, 2012, a shareholder has provided office space to the Company at no charge.

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

FINANCIAL RESULTS AND OUTLOOK

From it's inception on October 31, 2008, the Company has been funded by its sole officer and director and from proceeds from the issuance of equity securities. We have generated no revenues or profits through September 30, 2012. We also have very little operating history upon which an evaluation of our future success or failure can be made. As of September 30, 2012, we had incurred a net loss of approximately $59,151 since inception.

We have generated no revenue since inception and our loss from operations was $5,370 for nine month period ended September 30, 2012 and a loss of $9,685 for the same period in 2011. Net cash used by operating activities was $540 and net cash provided by financing activities was $540 for the nine month period ended September 30, 2012. The Company's cash balance at September 30, 2012 was $ 0.

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

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

GENERAL AND ADMINISTRATION EXPENSES

General and administration expenses consist primarily of professional fees and other general and administrative expenses.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses consist of filing fees and bank service charges. Filing fees totaled $ 620 for the nine month period ended September 30, 2012 and $ 445 for the nine months ended September 30, 2011. Bank charges were $ 0 for nine months ended September 30, 2012 and $1,335 for the same period in 2011.

PROFESSIONAL FEES. Professional fees consist of fees paid to our independent accountants, lawyers and other professionals and consultants. Professional fees totaled $4,750 for the nine month period ended September 30, 2012 and $7,905 for the comparable period in 2011 - consisting primarily of legal fees.

NET LOSS

Our net loss was $ 5,370 for the six months ended September 30, 2012 comparable to a net loss of $9,685 for the same period of 2011. These were due to the general and administration expenses listed above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through the private sales of equity securities during the period from December 2009 until March 23, 2010, when we issued an aggregate of 3,132,559 shares for an aggregate amount of $31,013. In addition, our sole officer through a related party has advanced a total of $22,896 to the Company for working capital requirements during the period from October 31, 2008 (Inception) to September 30, 2012.

As of September 30, 2012 and June 30, 2011 we had cash and cash equivalents of $ 0 and $ 0 respectively.

Net cash used by operating activities was $540 for the nine months ended September 30, 2012 and was comprised of our net loss of $5,370 less the accrued expenses of $4,830.

Net cash provided by financing activities was $540 for the nine months ended September 30, 2012, which was advanced to the Company by related parties for working capital requirements. Net cash provided by financing activities was $13,216 for the nine months ended September 30, 2011.

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

We conducted an evaluation under the supervision and with the participation of our management, including Keith Roberts, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011, and again as of September 30, 2012, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     1. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

     3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and again as of September 30, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses and Significant Deficiencies

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2011, and again as of September 30, 2012.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, we did not make any changes in our internal controls over financial reporting.

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

None.

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

14*         Code of Business Conduct and Ethics

31.1**      Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**      Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101***      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
*    Exhibits incorporated herein by reference. File No. 333-165726.
**   Filed herewith.
***  To be provided by amendment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEIGUO VENTURES I, INC.


Date: November 12, 2012                 /s/ Keith Roberts
                                        ----------------------------------------
                                        Keith Roberts
                                        President, Chief Executive Officer and
                                        Chief Financial Officer
                                        (Principal Accounting, Executive and
                                        Financial Officer)