Form 10-Q/A
period 2012-09-30
Meiguo Ventures I, Inc.
filed 2012-11-16
CIK 1488087

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

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 13, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

14*         Code of Business Conduct and Ethics

31.1**      Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**      Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101***      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
*    Exhibits incorporated herein by reference. File No. 333-165726.
**   Previously filed.
***  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEIGUO VENTURES I, INC.


Date: November 16, 2012                 /s/ Keith Roberts
                                        ----------------------------------------
                                        Keith Roberts
                                        President, Chief Executive Officer and
                                        Chief Financial Officer
                                        (Principal Accounting, Executive and
                                        Financial Officer)