Form 10-K
period 2012-12-31
Saveene Group, Inc.
filed 2013-04-15
CIK 1488087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-53807

SAVEENE GROUP CORP.

(Exact name of registrant as specified in its charter)

Delaware 26-3551294

(State of Incorporation) (I.R.S. Employer Identification No.)

30 Eglinton Ave W, Suite 808, Mississauga, Ontario Canada M5H 2W9

(Address of principal executive offices)

Registrant's telephone number, including area code: +1 866 520 2370

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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2012) was approximately $ -0- because the Registrant's common equity was not quoted or traded on such date.

As of March 25, 2011, there were 4,132,559 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

(1)

(2)

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This 2012 Annual Report on Form 10-K ("2012 Annual Report"), including the accompanying financial statements of the Company and the notes thereto appearing in Item 8 herein ("Financial Statements"), the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A") and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "project(s)," (plan(s)," "intend(s)," "expect(s)," "might," may" and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2012 Annual Report. These statements are based on current expectations and current the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company's actual results and financial condition. The reader should consider the following list of general factors that could affect the Company's future results and financial condition.

Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

-	the success or failure of management's efforts to implement our business strategy;

-	the ability of the Company to raise sufficient capital to meet operating requirements;

-	the ability of the Company to compete with major established companies;
-	the level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

-	the effect of changing economic conditions;

-	the ability of the Company to attract and retain quality employees and management;

-	the current global recession and financial uncertainty; and

-	other risks which may be described in future filings with the U.S. Securities and Exchange Commission ("SEC").

No assurances can be given that the results in any forward-looking statements will be achieved or will in any particular timetable. We assume no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this 2012 Annual Report. The reader is advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC.

(3)

PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

CORPORATE BACKGROUND

Saveene Group Corp. ("Company," "we," "us," "our") was incorporated in the State of Delaware on October 31, 2008. The Company has been in the developmental stage since inception and has conducted virtually no business operations. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made limited effort to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We have a minimal amount of cash. The Independent Auditor's Report to our financial statements for the period ended December 31, 2012, included in this Annual Report, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that we will offer noncash consideration and seek equity lines as a means of financing our operations; (iv) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing shareholders.

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

(4)

PERCEIVED ADVANTAGES

There are certain perceived advantages to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

-	the ability to use registered securities to make acquisitions of assets or businesses;
-	increased visibility in the financial community;
-	the facilitation of borrowing from financial institutions;
-	improved trading efficiency;
-	shareholder liquidity;
-	greater ease in raising capital;
-	compensation of key employees through stock options for which there may be a market evaluation;
-	enhanced corporate image; and
-	a presence in the United States' capital markets.

POTENTIAL TARGET COMPANIES

A business entity that may be interested in a business combination with the Company may include the following:

-	a company for which a primary purpose of becoming a public company is the use of its securities for the acquisition of assets or business;
-	a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
-	a company that believes it will be able to obtain investment capital on more favorable terms after it has become public;
-	a foreign company that may wish an initial entry into the United States' securities markets;
-	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employees Stock Option Plan; and
-	a company seeking one or more of the other perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of our officers, directors, accountants and legal counsel. We will have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

(5)

-	potential for growth, indicated by new technology, anticipated market expansion or new products or services;
-	competitive position as compared to other firms of similar size and experience within the industry segment, as well as within the industry as a whole;
-	strength and diversity of management, either in place or scheduled for recruitment;
-	capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
-	the cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
-	the extent to which the business opportunity can be advanced;
-	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
-	other factors deemed to be relevant by our management team, which currently consists solely of Mr. Teresa Rubio

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

(6)

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

(7)

WE ARE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2012 fiscal year. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

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

EMPLOYEES

As of December 31, 2012, we had no full time employees, and one part time employee, Keith Roberts, our sole officer. We believe that our relations with our employee are good. Our employee is not represented by a union or covered by a collective bargaining agreement.

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

We currently maintain an address at 30 Eglinton Ave. W, Suite 808, Mississauga, ON, Canada M5H 2W9. We pay no rent or other fees for the use of our office space. We do not presently believe that we will need to maintain any additional office space in order to carry out our plan of operations as described herein.

(8)

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

(9)

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

The above shares issued to David E. Wise were issued in reliance of the exemption from registration requirements of the 33 Act provided by Section 4(2) promulgated there under, as the issuance of the stock did not involve a public offering of securities based on the following:

-	the investor represented to us that he was acquiring the securities for his own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the 33 Act;

-	we provided such investor with written disclosure prior to sale that the securities have not been registered under the 33 Act and, therefore, cannot be resold unless they are registered under the 33 Act or unless an exemption from registration is available;

-	the investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the 33 Act and any applicable state laws, or an exemption or exemptions from such registration are available;

-	such investor had knowledge and experience in financial and other business matters such that he was capable of evaluating the merits and risks of an investment in us;
-	such investor was given information and access to all of our documents, records, books, officers and directors, our executive offices pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information that we possesses or were able to acquire without unreasonable effort and expense;

-	such investor had no need for liquidity in their investment in us and could afford the complete loss of their investment in us;

-	we did not employ any advertisement, article, notice or other communication published in any newspaper, magazine or similar media or broadcast over television or radio;
-	we did not conduct, hold or participate in any seminar or meeting whose attendees had been invited by any general solicitation or general advertising;

-	we placed a legend on each certificate or other document that evidences the securities stating that the securities have not been registered under the 33 Act and setting forth or referring to the restrictions on transferability and sale of the securities;

-	we placed stop transfer instructions in our stock transfer records;

-	no underwriter was involved in the offering; and

-	we in us that he understood the speculative nature of their investment in us and that he could lose their entire investment in us. Hr made independent determinations that such person was a sophisticated or accredited investor and that he was capable of analyzing the merits and risks of their investment

(10)

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Saveene Group Inc. should be read in conjunction with the unaudited Financial Statements, and the related notes. References to “we,” “our,” or “us” in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Forward-Looking Statements and Business sections in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

BUSINESS DEVELOPMENT

Saveene Group Corp (“Company”) was incorporated in the State of Delaware on October 31, 2008. The Company has been in the developmental stage since inception and has conducted virtually no business operations. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We have no cash. The Independent Auditor’s Report to our financial statements for the period from October 31, 2008 (Inception) to December 31, 2012, indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such doubts identified in the report include the fact (i) that we have not established any source of revenue to cover our operating costs; (ii) that we will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that we will offer noncash consideration and seek equity lines as a means of financing our operations; (iv) that if we are unable to obtain revenue producing contracts or financing or if the revenue or financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

(11)

BUSINESS OF ISSUER

The Company, based on our proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (“SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a) (51) of the Exchange Act of 1934, as amended (“Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Under Rule 12b-2 promulgated under the Exchange Act, the Company will be deemed to be a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized to provide a method for a foreign or domestic privately held company to become a reporting company whose securities are qualified for trading in the United States securities markets, such as the New York Stock Exchange (“NYSE”), NASDAQ, American Stock Exchange (“AMEX”) or the OTC Bulletin Board, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held reporting company. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific industry or geographical location and, thus, may acquire or merge with any type of business, domestic or foreign.

Since we have only one officer and director, Keith Roberts, the analysis of new business opportunities will be undertaken by and under the supervision of our Mr. Roberts. As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. However, we have no cash at this time and no plan to raise additional money through the sale of equity or borrow money from a traditional lending source. Mr. Roberts has verbally committed to the Company that he will fund the costs of preparing the Company’s Exchange Act reports (Form 10-Ks, Form 10-Qs, Form 8-Ks) for the current fiscal year ending December 31, 2012 if the Company’s current amount of cash is insufficient. However, Mr. Roberts has not committed to pay such costs beyond the preparation of the Form 10-K for the fiscal year ending December 31, 2012. In the event that Mr. Roberts fails to pay such costs and the Company’s current amount of cash is insufficient, the Company’s common stock would likely be limited to quotation on the Pink Sheets and no market for the common stock would develop or, if a market did develop, the market for our common stock would not exist for very long. Investors in our common stock could lose part or all of their investment in our shares.

FINANCIAL RESULTS AND OUTLOOK

From its inception on October 31, 2008, the Company has been funded by a related party and from proceeds from the issuance of equity securities. We have generated no revenues or profits through December 31, 2012. We also have very little operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2012, we had incurred a net loss of approximately $65,401 since inception.

We have generated no revenue since inception and our loss from operations was $11,620 for year ended December 31, 2012 and a loss of $12,185 for the same period in 2011. Net cash used by operating activities was $3,790 and net cash provided by financing activities was $3,790 for the year ended December 31, 2012. The Company’s cash balance at December 31, 2012 was $ 0.

Since the Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings, the Company may have a sufficient amount of cash on hand in order to achieve our objective. Additional funding may be required from our sole officer and director and, if necessary, proceeds from the issuance of equity securities.

(12)

CRITICAL ACCOUNTING POLICIES

Activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, “Development Stage Entities.” Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity The Company has not earned any revenue from operations since inception. Accordingly, the Company's and cash flows disclose activity since the date of the Company's inception. The Company has elected a fiscal year ending on December 31.

In April 2009, the FASB issued FASB ASC 825-10-50 and FASB ASC 270 (“FSP 107-1 AND APB 28-1 Interim Disclosures about Fair Value of Financial Instruments”), which increases the frequency of fair value disclosures to a quarterly basis instead of on an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity's balance sheet at fair value. FASB ASC 825-10-50 and FASB ASC 270 are effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 825-10-50 and FASB ASC 270 did not have a material impact on results of operations, cash flows, or financial position.

We account for non-employee stock-based compensation in accordance with ASC 718 and ASC Topic 505 (“ASC 505”).  ASC 718 and ASC 505 require that we recognize compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by the non-employees.

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 “Accounting for Income Taxes.” This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future reliability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period from October 31, 2008 (Inception) through December 31, 2012.

Earnings per share is computed in accordance with the provisions of Financial Accounting Standards (FASB) Accounting Standards Codification (ASC) Topic 260 (SFAS No. 128, “Earnings Per Share”). Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company's outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. Potentially dilutive securities include warrants, convertible preferred stock, restricted shares, and contingently issuable shares.

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

(13)

COMPARISON OF THE TWELVE MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

GENERAL AND ADMINISTRATION EXPENSES

General and administration expenses consist primarily of professional fees and other general and administrative expenses.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses consist of filing fees and bank service charges. Filing fees totaled $ 2,120 for the twelve month period ended December 31, 2012 and $1,945 for the twelve months ended December 31, 2011.

PROFESSIONAL FEES

Professional fees consist of fees paid to our independent accountants, lawyers and other professionals and consultants. Professional fees totaled $9,500 for the twelve month period ended December 31, 2012 and $10,240 for the comparable period in 2011 - consisting primarily of legal fees.

NET LOSS

Our net loss was $ 11,620 for the year ended December 31, 2012 comparable to a net loss of $12,185 for the same period of 2011. These were due to the general and administration expenses listed above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through the private sales of equity securities during the period from December 2009 until March 23, 2010, when we issued an aggregate of 3,132,559 shares for an aggregate amount of $31,013. In addition, a related party has advanced a total of $22,896 to the Company for working capital requirements during the period from October 31, 2008 (Inception) to December 31, 2012.

As of December 31, 2012 and December 31, 2011 we had cash and cash equivalents of $ 0 and $ 0 respectively.

Net cash used by operating activities was $3,790 for the year ended December 31, 2012 and was comprised of our net loss of $11,620, and an increase in accrued expenses of $8,580 and a decrease in accounts payable of $750.

Net cash provided by financing activities was $3,790 for the year ended December 31, 2012, which was advanced to the Company by related parties for working capital requirements.

Net cash provided by financing activities was $13,216 for the year ended December 31, 2011.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

-	the ability to use registered securities to make acquisitions of assets or businesses;
-	increased visibility in the financial community;
-	the facilitation of borrowing from financial institutions;
-	improved trading efficiency;
-	shareholder liquidity;
-	greater ease in raising capital;
-	compensation of key employees through stock options for which there may be a market valuation;
-	enhanced corporate image; and
-	a presence in the United States’ capital markets.

(14)

POTENTIAL TARGET COMPANIES

A business entity that may be interested in a business combination with the Company may include the following:

-	a company for which a primary purpose of becoming a public company is the use of its securities for the acquisition of assets or business;
-	a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
-	a company that believes it will be able to obtain investment capital on more favorable terms after it has become public;
-	a foreign company that may wish an initial entry into the United States’ securities markets;
-	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employees Stock Option Plan; and
-	a company seeking one or more of the other perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of our officers, directors, accountants and legal counsel. We will have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

-	potential for growth, indicated by new technology, anticipated market expansion or new products or services;
-	competitive position as compared to other firms of similar size and experience within the industry segment, as well as within the industry as a whole;
-	strength and diversity of management, either in place or scheduled for recruitment;
-	capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
-	the cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
-	the extent to which the business opportunity can be advanced;
-	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
-	other factors deemed to be relevant by our management team, which currently consists solely of Mr. Roberts.

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

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax-free” reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (“Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax-free” provisions provided under the Code, our stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares of the Company. Under other circumstances, depending upon the relative negotiating strength of the parties, our stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, all or a majority of the officers and directors may resign and new officers and directors may be appointed without any vote by our stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal right to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

Although our management has not taken any preliminary steps to consummate a business combination, we anticipate beginning our search for viable business combination targets once we become a fully reporting company with the U.S. Securities and Exchange Commission. We believe there are many valuable resources we can reach out to in order to identify potential targets including, but not limited to, business brokers, networking web sites, conferences, business professionals and direct contacts by our management with business owners with whom Mr. Roberts is familiar.

(15)

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

REPORTS TO SECURITY HOLDERS

1.	We will be subject to the informational requirements of the Exchange Act. Accordingly, we will file annual, quarterly and periodic reports, proxy statements, information statements and other information with the SEC.
2.	The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings will also be available to the public at the SEC’s web site at http://www.sec.gov.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data may be found beginning at page F-1.

(16)

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Commencing with our Annual Report for the 2011 fiscal year, our management will be responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements

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

(17)

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers are elected by the board of directors and serve at the discretion of the board. All of the current directors serve until the next annual shareholders' meeting or until their successors have been duly elected and qualified. The following table sets forth certain information regarding our current directors and executive officers:

19

Name ----	Age ---	Position --------	Director Since --------------
Keith Roberts	59	Chief Executive Officer, Chief Financial Officer,	September 21 2011
		Chief Operating Officer, and Director

Certain biographical information of our current director and officer is set forth below.

KEITH ROBERTS, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, CHIEF OPERATING OFFICER AND A DIRECTOR

Keith Roberts brings over 30 years of experience in the areas of finance, administration and manufacturing at the senior management level. After graduating from University of Waterloo with a Bachelor of Mathematics, Keith pursued a professional accounting designation obtaining his CMA in 1983. After serving several years at key level positions in a variety of industries including:

-	Branch Controller - NCR Canada, - 1980 - 1983
-	Manager of Operations - Polar Plastics Ltd. - 1983 - 1987
-	VP & General Manager - Kirby Manufacturing - 1987 - 1991
-	VP-Finance & Administration - Eco-Med Pharmaceuticals Ltd - 1991 - 1995

Keith established his own accounting firm in 1995. For the next 10 years, Keith successfully marketed and grew his practice providing accounting, financial and overall business expertise to small business owners to over a 100 clients in all areas of industrial and retail operations until its downsizing in 2005.

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

(18)

OTHER SIGNIFICANT EMPLOYEES

No other significant employees exist.

FAMILY RELATIONSHIPS

No family relationship exists between or among any of our officers and directors.

CODE OF BUSINESS CONDUCT AND ETHICS

On March 24, 2010, we adopted a Code of Business Conduct and Ethics applicable to our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Our Code of Business Conduct and Ethics was designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics will be posted on our website whenever we set it up. We also intend to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Business Conduct and Ethics in the "Governance" section of our website whenever we set it up. Our Code of Business Conduct and Ethics will be provided free of charge by us to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 30 Eglinton Ave. W, Suite #808, Mississauga, ON, Canada M5H 2W9.

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

REPRICING OPTIONS

We have never re-priced any stock options.

(19)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

To our knowledge, the following table sets forth, as of March 24, 2011, information regarding the ownership of our common stock by:

-	Persons who own more than 5% of our common stock;
-	each of our directors and each of our executive officers; and
-	all directors and executive officers as a group.

Each person has sole voting and investment power with respect to the shares shown, except as otherwise noted.

(20)

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership
	Number	Percent (1)
Teresita Rubio	1,065,000	25.77%
30 Eglinton Ave W Suite #808, Mississauga, ON, Canada M5H 2W9

All officers and directors as a group (1 person)	1,065,000	25.77%

(1) The numbers and percentages	set forth in these columns are based on 4,132,559 shares of common stock outstanding as of March 24, 2011. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling security holder has sole or shared voting power or investment power and also any shares, which the selling security holder has the right to acquire within 60 days.

There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

CHANGES IN CONTROL

On March 23, 2011, Teresita Rubio, our past President acquired 1,000,000 shares of Common Stock from David W. Keaveney, our former President, effective March 23, 2011. We are not aware of any other arrangements that may result in a change in control of the Company.

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

On March 23, 2011, Teresita Rubio, our past President, acquired 1,000,000 shares of our Common Stock from our former President, David W. Keaveney in a private transaction.

(21)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

The Company has retained the engagement of Greentree Financial Group, Inc. to serve as the independent accounting firm responsible for auditing our financial statements for the fiscal year ended December 31, 2012.

AUDIT FEES

The aggregate fees billed for professional services rendered was $7,000 and $2,500 for the audit of our annual financial statements for the fiscal years ended December 31, 2012 and 2011, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee." There were no such fees billed for the fiscal year ended December 31, 2012 and 2011.

TAX FEES

No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES

Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2012 and 2011.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee (which consists of our entire board of directors); or
-	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our Board pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered.

(22)

Our Board has considered the nature and amount of fees billed by our principal accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our principal accountants' independence.

During the 2012 and 2011 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements

Financial statements for Saveene Group Corp. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

(a) (2) Financial Statement Schedule

Financial Statement Schedule for Saveene Group Corp. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

(3) See the "Index to Exhibits" set forth below.

See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

(23)

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K.

3(i).1*	Certificate of Incorporation of Saveene Group Corp. filed October 31, 2008, with the Secretary of State of Delaware
3(i).2*	Certificate of Amendment to the Certificate of Incorporation of Saveene Group Corp. filed on March 10, 2010, with the Secretary of State of Delaware
3(ii)*	By-Laws of Saveene Group Corp.
4.1*	Saveene Group Corp. Certificate of Common Stock (Specimen)
5.1*	Escrow Agreement by, between and among Saveene Group Inc., Wilmington Trust Company and the Selling Shareholders
14*	Code of Business Conduct and Ethics
21**	Subsidiaries
31.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
31.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
32.1**	906 Certification of Principal Executive Officer
32.2**	906 Certification of Principal Financial Officer

*	Incorporated by reference from the Company's Form S-1 registration statement filed with the Securities and Exchange Commission (File No. 333-165726) that went effective on November 12, 2010.

** Filed herewith.

(24)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saveene Group Corp.

Date: April 15, 2013	By:	/s/ Keith Roberts
Keith Roberts President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2013	By:	/s/ Keith Roberts
Keith Roberts President, Chief Executive Officer and Director (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

(25)

FL Office 7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230 NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-892-8733 Fax: 704-892-6487

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Saveene Group, Corp.

We have audited the accompanying balance sheet of Saveene Group, Corp. as of December 31, 2012, and the related statements of operations, stockholders’ (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saveene Group, Corp. (a Delaware corp.) as of December 31, 2012 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered an operating loss, has an accumulated stockholders’ deficit, has negative working capital, has a retained deficit, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Bongiovanni & Associates, CPA’s

Bongiovanni & Associates, CPA’s

Cornelius, North Carolina 28031

The United States of America

April 15, 2013

(3)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Saveene Group Corp.
F/K/A Meiguo Ventures I, Inc.
(A Development Stage Company)
Balance Sheets

	As of December 31
	2012	2011
ASSETS:

Current Assets
Cash and Cash Equivalents	$—	$0
TOTAL CURRENT ASSETS	—	0

TOTAL ASSETS	$—	0

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities
Accounts payable	$0	$750
Accrued expenses	11,080	2,500
TOAL CURRENT LIABILITIES	11,080	3,250

Payable to a related party	22,896	19,106
TOTAL LIABILITIES	33,976	22,356

COMMITMENTS AND CONTINGENCIES ( Note 4)

Stockholders' Deficit
Common stock ($.0001 par value), 250,000,000 shares authorized
4,132,559 shares issued and outstanding as of December 31, 2012 and 2011, respectively	413	413
Preferred stock (.0001 par value) 20,000,000 shares authorized, none issued	-	-
Additional paid-in capital	31,012	31,012
(Deficit) accumulated during the development stage	(65,401)	(53,781)
TOTAL STOCKHOLDERS' DEFICIT	(33,976)	(22,356)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these Consolidated financial statement

(4)

Saveene Group Corp.
F/K/A Meiguo Ventures I, Inc.
(A Development Stage Company)
Statements of Operations
	Year	Year	Cumulative from October 31, 2008
	Ended	Ended	( Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012

Revenue:	$-	$-	$-

General and Administrative Expenses
Filing Fees	2,120	1,945	6,296
Bank Charges	-	-	1,362
Professional Fees	9,500	10,240	57,743
Operating loss	(11,620)	(12,185)	(65,401)

Provision for income taxes	—	—	—

Net Loss	$(11,620)	$(12,185)	(65,401)

Net (loss) per common share
Basic and diluted	$ *	$ *	(0.02)

Weighted Average Shares Outstanding
Basic and diluted	4,132,559	4,132,559	4,132,559
* = less than $.01

The accompanying notes are an integral part of these Consolidated financial statement

(5)

SaveenSaveene Group Corp.
F/K/A Meiguo Ventures I, Inc. Group Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative from October 31, 2008
	Year Ended	Year Ended	( Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012

Cash Flow from Operating Activities
Net (loss)	(11,620)	(12,185)	(65,401)
Adjustments to reconcile net (loss) to net cash (used in) by operating activities:
Changes in Assets and Liabilities
Accounts payable	(750)	(2,500)	—
Accrued expenses	8,580	(1,100)	11,080

Net Cash Flow Used in Operating Activities	(3,790)	(15,785)	(54,321)

Financing Activities
Proceeds from related party advances	3,790	13,216	22,896
Proceeds from sale of common stock	—	—	31,425

Net Cash Flow Provided by Financing Activities	3,790	13,216	54,321

Net change in cash and cash equivalents	—	(2,569)	—

Cash and Cash Equivalents, Beginning of Year	—	2,569	—

Cash and Cash Equivalents, End of Year	—	—	—

The accompanying notes are an integral part of these Consolidated financial statement

(6)

SaveenSaveene Group Corp.
F/K/A Meiguo Ventures I, Inc. Group Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

	Common Stock		Preferred Stock		Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Shares	Amount	Subscribed	Paid-in Capital	Development Stage	Equity (Deficit)

October 31, 2008, inception, common stock subscribed @ $.0001 par value	1,000,000	—	—	—	100	—	—	100
Net loss for the period ended December 31, 2008	—	—	—	—	—	—	$(230)	(230)
Balance, December 31, 2008	1,000,000	—	—	—	$100	—	$(230)	$(130)
Shares issued for common stock previoulsy subscribed		100	—	—	$(100)
Common stock issued for cash:			—	—
@ $0.01 per share, Dec 15, 2009	59,000	6	—	—	—	584		590
@ $0.01 per share, Dec 15, 2009	60,000	6	—	—	—	594		600
@ $0.01 per share, Dec 15, 2009	65,000	7	—	—	—	643		650
@ $0.01 per share, Dec 15, 2009	60,000	6	—	—	—	594		600
Net loss for the year ended December 31, 2009			—	—			(3,027)	(3,027)
Balance, December 31, 2009	1,244,000	124	—	—	—	2,416	(3,257)	(717)
@ $.01 per share, Janaury 8, 2010	231,900	23	—	—	—	2,296	—	2,319
@ $.01 per share, January 15, 2010	119,169	12	—	—	—	1,180	—	1,192
@ $.01 per share, January 19, 2010	413,485	41	—	—	—	4,093	—	4,134
@ $.01 per share, January 19, 2010	64,000	6	—	—	—	634	—	640
@ $.01 per share, January 28, 2010	57,800	6	—	—	—	572	—	578
@ $.01 per share, February 5, 2010	58,500	6	—	—	—	579	—	585
@ $.01 per share, February 22, 2010	122,555	12	—	—	—	1,214	—	1,226
@ $.01 per share, February 22, 2010	1,152,800	115	—	—	—	11,413	—	11,528
@ $.01 per share, March 3, 2010	468,350	47	—	—	—	4,636	—	4,683
@ $.01 per share, March 5, 2010	200,000	20	—	—	—	1,980	—	2,000
Net loss for the year ended December 31, 2010	—	—	—	—	—	—	(38,339)	(38,339)
Balance, December 31, 2010	4,132,559	$413	—	—	$—	$31,013	$(41,596)	$(10,171)
Net loss for the year ended December 31, 2011	$—	$—	—	—	$—	$—	$(12,185)	$(12,185)
Balance, December 31, 2011	4,132,559	413	—	—	0	31,012	(53,781)	(22,356)
Net loss for the year ended December 31, 2012			—	—			(11,620)	(11,620)
Balance, December 31, 2012	4,132,559	413	—	—	0	31,012	(65,401)	(33,976)

The accompanying notes are an integral part of these Consolidated financial statement

(7)

Saveene Group Corp.
F/K/A Meiguo Ventures I, Inc. Group Inc.
(A Development Stage Company)
Notes to Financial Statements December 31, 2012

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Saveene Group Inc. F/K/A Meiguo Ventures I, Inc. Group Inc. (the "Company") was incorporated under the laws of the State of Delaware on October 31, 2008. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company is currently a shell company and has limited operations.   The Company intends to locate and combine with an existing company that is profitable or which, in management’s view, has growth potential, irrespective of the industry in which it is engaged.   A combination may be structured as a merger, consolidation, exchange of the Company’s common stock for stock or assets or any other form.

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

The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards (“FAS”) Accounting Standards Codification (‘ASC”) Topic 915. Among the disclosures required by are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company has year ending on December 31.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable, accrued expenses and payable to a related party approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2012 and 2011 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the years ended December 31, 2012 and 2011, respectively.

REVENUE RECOGNITION

The Company has not yet commenced its principal operations, and therefore, the financial statements are presented in accordance with ASC Topic 915. When the Company commences operations, revenue will be recognized when all of the following have been met:

·	Persuasive evidence of an arrangement exists;
·	Delivery or service has been performed;
·	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties
·	Collectability is probable.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the periods ended December 31, 2012 or 2011.

BASIC EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At December 31, 2012 and 2011 diluted net loss per share is equivalent to basic net loss per share as there are no potentially dilutive securities outstanding and the inclusion of any shares committed to be issued would be anti-dilutive.

Comprehensive Income (Loss)

The Company reports comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Related Party Transactions

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011- 04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. If it is less, the quantitative impairment test is then required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011- 08 during the first quarter of fiscal 2013. The adoption of ASU 2011-08 did not impact the Company’s results of operations or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on its results of operations, cash flows or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinitelived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its financial statements.

(8)

NOTE 3 – INCOME TAXES

At December 31, 2012 and 2011 deferred tax assets consist of the following:

	December 31, 2012	December 31, 2011

Federal loss carry forwards	$ 22,890	$ 18,823
Less: valuation allowance	(22,890)	(18,823)
Total	$ 0	$ 0

The increase in the valuation allowance for deferred tax assets at December 31, 2012 and 2011 was $4,067 and $4,265, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011, and recorded a full valuation allowance.

As of December 31, 2012 and 2011, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of $65,401 begin to expire in 2029.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

At December 31, 2012 and 2011, the Company was not involved in any litigation.

NOTE 5 – GOING CONCERN

At December 31, 2012 the Company does not engage in any business activities that provide cash flow. The Company has a working capital deficit and has incurred losses from inception of approximately $65,401. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder to funds its operating costs. At December 31, 2012 and 2011 the amount due to the related party is $ 22,896 and $19,106 respectively. These advances are considered short-term in nature and are non-interest bearing. The effects of imputed interest are immaterial to the financial statements taken as a whole.

From October 31, 2008, the date of inception, through December 31, 2012, a shareholder has provided demension is office space to the Company at no charge, the effects of which are immaterial to the financial statements as a whole.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s articles of incorporation have authorized the Company to issue 270,000,000 shares of its stock., consisting of 250,000,000 shares of $.0001 par value common stock, of which 4,132,559 shares are issued and outstanding, and 20,000,000 shares of $.0001 par value preferred stock, of which none are issued or outstanding. The preferred stock shall have those rights, preferences, and designations as determined by the Board of Directors for each series.

NOTE 8 – SUBSEQUENT EVENTS

On March 13, 2013, the Company entered into a share exchange agreement (the “Exchange Agreement”) with 2235150 ONTARIO INC (the “Shareholder”). The managing director of the Shareholder is Andrea Zecevic, who is the Company’s chief executive officer. Pursuant to the Exchange Agreement, the Company issued 27,500,000 shares of Common Stock to the Shareholder in exchange for 3 Common shares of 2235150 ONTARIO INC held by the Shareholder, representing 100% of the outstanding capital stock of 2235150 ONTARIO INC. 2235150 Ontario Inc. is a Canadian corporation engaged in the business of commercial real estate rental and generates revenues from the commercial properties rental. The purpose of the company is to buy, sell, rent, and improve any and all aspects of real estate. The company owned one building in Mississauga, Ontario Canada which was sold February 7, 2013.

Subsequent to year end, the Company appointed Rhonda Keaveney to serve as its compliance officer. Her duties will be to consult with the officers and employees of the Company concerning matters relating to the management and organization of the Company, their financial policies, the terms and conditions of employment, and generally any matter arising out of the business affairs of the Company. Ms. Keaveney will receive a $200 hourly rate and $2,000 of the Company’s common stock per month as compensation for her services.