Form 10-Q
period 2013-03-31
Saveene Group, Inc.
filed 2013-05-28
CIK 1488087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 000-54017

_______________________

SAVEENE GROUP CORP

(Exact name of registrant as specified in its charter)

Delaware	26-3551294
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30 Eglinton Ave W, Suite 808, Mississauga, ON, Canada	M5H 2W9
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (647) 426-1640

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31 2013, there were 39,132,559 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Saveene Group Corp

Consolidated Balance Sheets

	As of March 31, 2013	As of December 31, 2012
	(Unaudited)	(Audited)
ASSETS:

Current Assets
Cash and Cash Equivalents	$304,952	$0
Due from related parties	158,340	0
TOTAL CURRENT ASSETS	463,292	0

TOTAL ASSETS	$463,292	0

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
Accounts payable	$9,257	$0
Accrued expenses	14,080	11,080
TOTAL CURRENT LIABILITIES	23,337	11,080

Payable to a related parties	654,848	22,896
TOTAL LIABILITIES	678,185	33,976

COMMITMENTS AND CONTINGENCIES ( Note 4)

Stockholders' Equity
Common stock ($.0001 par value), 250,000,000 shares authorized 39,132,559 issued and outstanding as of 03/31/2013 and 4,132,559 as of 03/31/2012	3,913	413
Additional paid-in capital	28,512	31,012
(Deficit)	(178,144)	(53,781)
Net Income (Loss) for current period	(69,174)	(11,620)
TOTAL STOCKHOLDERS' EQUITY	(214,893)	(33,976)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$463,292	$–

See Notes to Financial Statements

Saveene Group Corp

Consolidated Statements of Operations

	(Unaudited)
	For Three Months	For Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012

Revenue:	$5,328	$16,105

General and Administration Expenses
Filing Fees	0	460
Administrative Expenses	2,478	10,169
Bank charges, penalties and interest	18,013	7,545
Professional Fees	12,837	3,250
Operating loss	(33,328)	(21,424)
Loss on sale of building	28,649	0
Exchange Gain/Loss	7,197	69
Provision for income taxes	–	–

Net Loss	$(69,174)	$(21,424)

Net (loss) per share
Basic and diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding
Basic and diluted	18,157,559	4,132,559

See Notes to Financial Statements

Saveene Group Corp

Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012

Cash Flow from Operating Activities
Net (loss)	(69,174)	(21,424)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	–	–
Changes in Assets and Liabilities
Accounts payable	9,257	–
Accrued expenses	10,370	2,428

Net Cash Flow Used in Operating Activities	(49,547)	(18,996)

Investing Activities	–	–

Financing Activities
Adjustment for related party investment	353,389	19,106
Proceeds from sale of common stock or subscribed	1,000	–

Net Cash Flow Provided by Financing Activities	354,389	19,106

Net change in cash	304,842	110

Cash, Beginning of Period	110	–

Cash, End of Period	304,952	110

See Notes to Financial Statements

Saveene Group Inc.

Notes to Consolidated Financial Statements

March 31, 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Saveene Group Inc.(the "Company") was incorporated under the laws of the State of Delaware on October 31, 2008. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On March 7th, 2013, the Company entered into a share exchange agreement (the “Exchange Agreement”) with 2235150 ONTARIO INC (the “Shareholder”). The managing director of the Shareholder is Andrea Zecevic, who is the Company’s chief executive officer. Pursuant to the Exchange Agreement, the Company issued 27,500,000 shares of Common Stock to the Shareholder in exchange for 3 Common shares of 2235150 ONTARIO INC held by the Shareholder, representing 100% of the outstanding capital stock of 2235150 ONTARIO INC.

2235150 Ontario Inc. is a Canadian corporation engaged in the business of commercial real estate rental and generates revenues from the commercial properties rental. The purpose of the company is to buy, sell, rent, and improve any and all aspects of real estate. The Company owned one building in Mississauga, Ontario Canada which was sold February 7th, 2013. The company is currently seeking new properties to purchase. During current economic downturn, many landlords or commercial building owners prefer to lease rather than self-own the properties so that they are able to preserve the limited cash available in their business. All of them are “potential lessees” of 2235150 Ontario Inc, which is devoted to help fill that demand.

2235150 Ontario Inc. also seeks to increase the income from sales of properties. From time to time Saveene Group, Inc. may sell one of its properties and invest in other new properties that have bigger profit margins and thus increase shareholders’ value. 2235150 Ontario Inc. also seeks the acquisition of land, of which planning, financing, community design, and the development of all supporting infrastructure have commenced.

For the residential division of 2235150 Ontario Inc. the focus is on luxury homes, villas, lakefront properties, beach front properties built or offered in the world’s most sought after locations and with great earning potential throughout all seasons.

2235150 Ontario Inc. fits the business model of Saveene Group, Inc. (the “Company”), which focuses on various types of commercial rental property including: office buildings, warehouses, shopping malls, retail stores, and so on.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, as defined by FASB ASC 825-10-50, include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2013.

Saveene Group Inc.

Notes to Consolidated Financial Statements

March 31, 2013

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2013

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

BASIC EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At March 31, 2013 diluted net loss per share is equivalent to basic net loss per share as there are no potentially dilutive securities outstanding and the inclusion of any shares committed to be issued would be anti-dilutive.

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

Saveene Group Inc.

Notes to Consolidated Financial Statements

March 31, 2013

REVENUE RECOGNITION

The Company commences operations, revenue will be recognized when all of the following have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery or service has been performed;
•	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties
•	Collectability is probable.

NOTE 3 – INCOME TAXES

At March 31, 2013 deferred tax assets consist of the following:

March 31, 2013

Federal loss carry forwards	$86,561
Less: valuation allowance	(86,561)
$–

The increase in the valuation allowance for deferred tax assets at March 31, 2013 was $64,751. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2013, and recorded a full valuation allowance.

As of March 31, 2013, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of $247,318 begin to expire in 2029.

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

At March 31, 2013, the Company was not involved in any litigation.

Saveene Group Inc.

Notes to Consolidated Financial Statements

March 31, 2013

NOTE 5 – GOING CONCERN

The Company has a working capital deficit and has incurred losses for the 3 months ending March 31, 2013 of approximately $69,174. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Future issuances of the Company’s equity or debt securities maybe be required in order for the Company to continue to finance its growth operations and continue as a going concern.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder to funds its operating costs. At March 31, 2013 the net amount due to the related parties is $496,508 . These advances are considered short-term in nature and are non-interest bearing.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s articles of incorporation have authorized the Company to issue 270,000,000 shares of its stock, consisting of 250,000,000 shares of $.0001 par value common stock, of which 39,132,559 shares are issued and outstanding, and 20,000,000 shares of $.0001 par value preferred stock, of which none are issued or outstanding. The preferred stock shall have those rights, preferences, and designations as determined by the Board of Directors for each series.

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

Overview

Business Development

Saveene Group Inc.(“Company”) was incorporated in the State of Delaware on October 31, 2008. On March 7th, 2013, the Company entered into a share exchange agreement (the “Exchange Agreement”) with 2235150 ONTARIO INC (the “Shareholder”). The managing director of the Shareholder is Andrea Zecevic, who is the Company’s chief executive officer. Pursuant to the Exchange Agreement, the Company issued 27,500,000 shares of Common Stock to the Shareholder in exchange for 3 Common shares of 2235150 ONTARIO INC held by the Shareholder, representing 100% of the outstanding capital stock of 2235150 ONTARIO INC.

2235150 Ontario Inc. is a Canadian corporation engaged in the business of commercial real estate rental and generates revenues from the commercial properties rental. The purpose of the company is to buy, sell, rent, and improve any and all aspects of real estate. The Company owned one building in Mississauga, Ontario Canada which was sold February 7TH, 2013. The company is currently seeking new properties to purchase. During current economic downturn, many landlords or commercial building owners prefer to lease rather than self-own the properties so that they are able to preserve the limited cash available in their business. All of them are “potential lessees” of 2235150 Ontario Inc, which is devoted to help fill that demand.

2235150 Ontario Inc. also seeks to increase the income from sales of properties. From time to time Saveene Group, Inc. may sell one of its properties and invest in other new properties that have bigger profit margins and thus increase shareholders’ value. 2235150 Ontario Inc. also seeks the acquisition of land, of which planning, financing, community design, and the development of all supporting infrastructure have commenced.

For the residential division of 2235150 Ontario Inc. the focus is on luxury homes, villas, lakefront properties, beach front properties built or offered in the world’s most sought after locations and with great earning potential throughout all seasons.

2235150 Ontario Inc. fits the business model of Saveene Group, Inc. (the “Company”), which focuses on various types of commercial rental property including: office buildings, warehouses, shopping malls, retail stores, and so on.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Business of Issuer

The company has three officers and directors, Andrea Zecevic CEO, Teresa Rubio COO and Keith Roberts CFO. The analysis of new business opportunities and target acquisitions will be undertaken by and under the supervision of Ms Zecevic. We have unrestricted flexibility in seeking, analyzing and acquiring potential business properties.

Financial Results and Outlook

For the three months ended March 31, 2013, we had incurred a net loss of approximately $69,174 compared to a loss of $21,424 for the same period in 2012

Net cash used by operating activities was $49,547 and net cash provided by financing activities was $354,499 for the three months ended March 31, 2013. The Company’s cash balance at March 31, 2013 was $ 304,952 mainly due to acquisition of 2235150 Ontario Inc. and the recent sale of its building.

Critical Accounting Policies

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

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 “Accounting for Income Taxes.” This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits.

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

Comparison of the Three Month Periods Ended March 31, 2013 and 2012

General and Administration Expenses

General and administration expenses consist primarily of general administrative expenses, bank related charges and professional fees.

Bank related charges totaled $ 18,013 for the three month period ended March 31, 2013 and $7,545 for the three months ended March 31, 2012 - consisted primarily of a one penalty charge of $15,000 related to early termination fee of the mortgage on the sale of the building.

Professional Fees

Professional fees consist of fees paid to our independent accountants, lawyers and other professionals and consultants. Professional fees totaled $12,837 for the three month period ended March 31, 2013 and $3,250 for the comparable period in 2012 - consisting primarily of commissions and legal fees relating to the sale of the building.

Net Loss

Our net loss was $69,174 for the three months ended March 31, 2013 comparable to a net loss of $21,424 for the same period of 2012. These were due to the general and administration expenses listed above as well as the loss of $ 28,649 on the sale of the building

Liquidity and Capital Resources

As of March 31, 2013 and March 31, 2012 we had cash and cash equivalents of $ 304,952 and $ 110 respectively.

Net cash used by operating activities was $49,547 for the three months ended March 31, 2013 and was comprised of our net loss of $69,174, and an increase in accrued expenses of $10,370 and an increase in accounts payable of $9,257.

Net cash provided by financing activities was $354,499 for the three months ended March 31, 2013, which resulted from the acquisition of 2235150 Ontario Inc in early March 2013.

Net cash provided by financing activities was $19,106 for the same period 2012.

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

•	the ability to use registered securities to make acquisitions of assets or businesses;

•	increased visibility in the financial community;

•	the facilitation of borrowing from financial institutions;

•	improved trading efficiency;

•	shareholder liquidity;

•	greater ease in raising capital;

•	compensation of key employees through stock options for which there may be a market valuation;

•	enhanced corporate image; and

•	a presence in the United States’ capital markets.

Potential Target Properties

The company is engaged in the business of commercial real estate rental and generates revenues from the commercial properties rental. The purpose of the company is to buy, sell, rent, and improve any and all aspects of real estate.

The company also seeks to increase the income from sales of properties. From time to time the company may sell one of its properties and invest in other new properties that have bigger profit margins and thus increase shareholders’ value. In addition, the company also seeks the acquisition of land, of which planning, financing, community design, and the development of all supporting infrastructure have commenced.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially acquisition opportunities may occur at many different levels, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Competitive Conditions

We are engaged in the business of commercial real estate rental and generates revenues from the commercial properties rental. The purpose of the company is to buy, sell, rent, and improve any and all aspects of real estate. With the recent sale of its building, the company is currently seeking new properties to purchase. During current economic downturn, many landlords or commercial building owners prefer to lease rather than self-own the properties so that they are able to preserve the limited cash available in their business. All of them are “potential lessees” of Saveene Group Corp, which is devoted to help fill that demand.

The company also seeks to increase the income from sales of properties. From time to time Saveene Group, Inc. may sell one of its properties and invest in other new properties that have bigger profit margins and thus increase shareholders’ value. The company also seeks the acquisition of land, of which planning, financing, community design, and the development of all supporting infrastructure have commenced.

For the residential division, we will focus on luxury homes, villas, lakefront properties, beach front properties built or offered in the world’s most sought after locations and with great earning potential throughout all seasons.

Once additional properties are acquired, we will file a Form 8-K describing the proposed transaction and include audited financial statements of the combined entity as an exhibit to the Form 8-K or in an amendment to the Form 8-K.

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

We conducted an evaluation under the supervision and with the participation of our management, under the supervision of Andrea Zecevic, our Chief Executive Officer , of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012, and again as of March 31, 2013, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and again as of March 31, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses and Significant Deficiencies

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2012, and again as of March 31, 2013.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, we did not make any changes in our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not aware of any threatened or pending litigation against the Company.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 24, 2013 - the Purchase of 7,500,000 shares of common stock by Andre Zecevic for $1,000.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description

3(i).1*	Certificate of Incorporation of Saveene Group Corp, Inc. filed October 31, 2008, with the Secretary of State of Delaware

3(i).2*	Certificate of Amendment to the Certificate of Incorporation of Saveene Group Corp, Inc. filed on March 10, 2010, with the Secretary of State of Delaware

3(ii)	By-Laws of Saveene Group Corp, Inc.

14 *	Code of Business Conduct and Ethics

31.1**	Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification under Section 906 of Sarbanes-Oxley Act of 2002

101**	Interactive data files

* Exhibits incorporated herein by reference. File No. 333-165726.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saveene Group Corp

Date: May 28, 2013	By:	/s/ Andrea Zecevic
Andrea Zecevic President, Chief Executive Officer

