Form 10-Q
period 2013-06-30
Saveene Group, Inc.
filed 2013-08-19
CIK 1488087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30 2013, there were 39,132,559 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Saveene Group Corp

Consolidated Balance Sheets

	As of June 30, 2013	As of December 31, 2012
	(Unaudited)	(Audited)

ASSETS:

Current Assets
Cash and Cash Equivalents	$15,317	$–
Due from related parties	360,367	0
TOTAL CURRENT ASSETS	375,684	0

	`
TOTAL ASSETS	$375,684	$0

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
Accounts payable	$6,968	$0
Accrued expenses	12,080	11,080
TOAL CURRENT LIABILITIES	19,048	11,080

Payable to a related parties	629,450	22,896
TOTAL LIABILITIES	648,498	33,976

COMMITMENTS AND CONTINGENCIES ( Note 4)

Stockholders' Equity
Common stock ($.0001 par value), 250,000,000 shares authorized 39,132,559 issued and outstanding as of 06/30/2013 and 4,132,559 , 06/30/2012	3,913	413
Additional paid-in capital	28,512	31,012
(Deficit)	(178,144)	(53,781)
Net Income(Loss) for current period	(127,095)	(11,620)
TOTAL STOCKHOLDERS' EQUITY	(272,814)	(33,976)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$375,684	$–

See Notes to Financial Statements

Saveene Group Corp

Consolidated Statements of Operations

(Unaudited)

	For three months	For Three Months	For six months	For Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue:	$–	$16,125	$–	$32,250

General and Administration Expenses
Administrative Fees	40,744	22,038	43,222	35,008
Bank charges, penalties and interest	230	7,567	18,243	15,111
Professional Fees	16,081	750	28,918	4,000

Operating loss	(57,055)	30,355	(90,383)	54,119
Loss on sale of building			28,649
Exchange Gain/Loss	124		8,063
Provision for income taxes			–	–

Net Loss	$(57,179)	$(14,230)	$(127,095)	$(21,869)

Net (loss) per share	$(0.001)	$(0.00)	$(0.00)	$(0.01)
Basic and diluted

Weighted Average Shares Outstanding	39,132,559	4,132,559	33,299,225	4,132,559
Basic and diluted

See Notes to Financial Statements

Saveene Group Corp

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012

Cash Flow from Operating Activities
Net (loss)	$(127,095)	$(21,869)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	–	20,611
Changes in Assets and Liabilities
Accounts payable	6,968	–
Accrued expenses	8,080	4,000

Net Cash Flow Used in Operating Activities	(112,047)	2,742

Investing Activities	–	–

Financing Activities
Adjustment for related party investment	(272,440)	(4,794)
Reduction in PUC	(2,500)
Net proceeds from sale of fixed asset	400,855
Proceeds from sale of common stock or subscribed	3,500	–

Net Cash Flow Provided by Financing Activities	129,415	(4,794)

Net change in cash	17,368	(2,052)

Cash, Beginning of Period	(2,051)	–

Cash, End of End of Period	$15,317	$(2,052)

See Notes to Financial Statements

Saveene Group Inc.

Notes to Consolidated Financial Statements

June 30, 2013

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Saveene Group Inc.(the "Company") was incorporated under the laws of the State of Delaware on October 31, 2008. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On March 7th, 2013, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Saveene Realty Inc.(formerly 2235150 Ontario Inc.) (the “Shareholder”). The managing director of the Shareholder is Andrea Zecevic, who is the Company’s chief executive officer. Pursuant to the Exchange Agreement, the Company issued 27,500,000 shares of Common Stock to the Shareholder in exchange for 3 Common shares of Saveene Realty Inc. held by the Shareholder, representing100% of the outstanding capital stock of Saveene Realty Inc..

Saveene Realty Inc.. is a Canadian corporation engaged in the business of commercial real estate rental and generates revenues from the commercial properties rental. The purpose of the company is to buy, sell, rent, and improve any and all aspects of real estate. The Company owned one building in Mississauga, Ontario Canada which was sold February 7TH, 2013. The company is currently seeking new properties to purchase. During current economic downturn, many landlords or commercial building owners prefer to lease rather than self-own the properties so that they are able to preserve the limited cash available in their business. All of them are “potential lessees” of Saveene Realty Inc., which is devoted to help fill that demand.

Saveene Realty Inc.. also seeks to increase the income from sales of properties. From time to time Saveene Group, Inc. may sell one of its properties and invest in other new properties that have bigger profit margins and thus increase shareholders’ value. Saveene Realty Inc.. also seeks the acquisition of land, of which planning, financing, community design, and the development of all supporting infrastructure have commenced.

For the residential division of Saveene Realty Inc.. the focus is on luxury homes, villas, lakefront properties, beach front properties built or offered in the world’s most sought after locations and with great earning potential throughout all seasons.

Saveene Realty Inc.. fits the business model of Saveene Group, Inc. (the “Company”), which focuses on various types of commercial rental property including: office buildings, warehouses, shopping malls, retail stores, and so on.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit or review.

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

Saveene Group Inc.

Notes to Consolidated Financial Statements

June 30, 2013

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, as defined by FASB ASC 825-10-50, include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2013.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2013

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

BASIC EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At June 30, 2013 diluted net loss per share is equivalent to basic net loss per share as there are no potentially dilutive securities outstanding and the inclusion of any shares committed to be issued would be anti-dilutive.

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

Saveene Group Inc.

Notes to Consolidated Financial Statements

June 30, 2013

REVENUE RECOGNITION

The Company commences operations, revenue will be recognized when all of the following have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery or service has been performed;
•	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties
•	Collectability is probable.

NOTE 3 – INCOME TAXES

At June 30, 2013 deferred tax assets consist of the following:

June 30, 2013

Federal loss carry forwards	$106,834
Less: valuation allowance	(106,834)
$–

The increase in the valuation allowance for deferred tax assets at June 30, 2013 was $20,273. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2013, and recorded a full valuation allowance.

As of June 30, 2013, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of $305,239 begin to expire in 2029.

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

Saveene Group Inc.

Notes to Consolidated Financial Statements

June 30, 2013

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

At June 30, 2013, the Company was not involved in any litigation.

NOTE 5 – GOING CONCERN

The Company has a working capital deficit and has incurred losses for the 6 months ending June 30, 2013 of approximately $127,095. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder to funds its operating costs. At June 30, 2013 the net amount due to the related parties is $269,083 . These advances are considered short-term in nature and are non-interest bearing.

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

Overview

Business Development

Saveene Group Corp.(“Company”) was incorporated in the State of Delaware on October 31, 2008. On March 7th, 2013, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Saveene Realty Inc. (formerly 2235150 ONTARIO INC) (the “Shareholder”). The managing director of the Shareholder is Andrea Zecevic, who is the Company’s chief executive officer. Pursuant to the Exchange Agreement, the Company issued 27,500,000 shares of Common Stock to the Shareholder in exchange for 3 Common shares of 2235150 ONTARIO INC held by the Shareholder, representing 100% of the outstanding capital stock of Saveene Realty Inc.

Saveene Realty Inc. is a Canadian corporation engaged in the business of commercial real estate rental and generates revenues from the commercial properties rental. The purpose of the company is to buy, sell, rent, and improve any and all aspects of real estate. The Company owned one building in Mississauga, Ontario Canada which was sold February 7TH, 2013. The company is currently seeking new properties to purchase. During current economic downturn, many landlords or commercial building owners prefer to lease rather than self-own the properties so that they are able to preserve the limited cash available in their business. All of them are “potential lessees” of Saveene Realty Inc, which is devoted to help fill that demand.

Saveene Realty Inc. also seeks to increase the income from sales of properties. From time to time Saveene Group, Inc. may sell one of its properties and invest in other new properties that have bigger profit margins and thus increase shareholders’ value. 2235150 Ontario Inc. also seeks the acquisition of land, of which planning, financing, community design, and the development of all supporting infrastructure have commenced.

For the residential division of Saveene Realty Inc. the focus is on luxury homes, villas, lakefront properties, beach front properties built or offered in the world’s most sought after locations and with Saveene Realty Inc. fits the business model of Saveene Group, Inc. (the “Company”), which focuses on various types of commercial rental property including: office buildings, warehouses, shopping malls, retail stores, and so on.

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

Financial Results and Outlook

For the three months ended June 30, 2013, we had incurred a net loss of approximately $57,179 compared to a loss of $14,230 for the same period in 2012. For the six month period ended June 30, 2013, we had incurred a net loss of approximately $127,095 compared to a loss of $21,869 for the same period in 2012.

Net cash used by operating activities was $112,047 and net cash provided by financing activities was $129,415 for the six months ended June 30, 2013. The Company’s cash balance at June 30, 2013 was $ 15,317.

Critical Accounting Policies

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit or review.

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

Comparison of the Six Month Periods Ended June 30, 2013 and 2012

General and Administration Expenses

General and administration expenses consist primarily of general administrative expenses, bank related charges and professional fees.

Bank related charges totaled $ 18,243 for the six month period ended June 30, 2013 and $15,111 for the six months ended June 30, 2012 - consisted primarily of a one penalty charge of $15,000 related to early termination fee of the mortgage on the sale of the building.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers and other professionals and consultants. Professional fees totaled $28,918 for the six month period ended June 30, 2013 and $4,000 for the comparable period in 2012 - consisting primarily of commissions and legal fees relating to the sale of the building.

Net Loss

Our net loss was $127,095 for the six months ended June 30, 2013 comparable to a net loss of $21,869 for the same period of 2012. These were due to the general and administration expenses listed above as well as the loss of $ 28,649 on the sale of the building in February 2013.

Liquidity and Capital Resources

As of June 30, 2013 and June30, 2012 we had cash and cash equivalents of $ 15,317 and $ -2,051 respectively.

Net cash used by operating activities was $112,047 for the six months ended June 30, 2013 and was comprised of our net loss of $127,095, and an increase in accrued expenses of $4,080 and an increase in accounts payable of $6,968.

Net cash provided by financing activities was $129,415 for the six months ended June 30, 2013, which resulted primarily from the sale of the building in early February 2013.

Net cash provided by financing activities was $-4794 for the same period 2012.

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

We conducted an evaluation under the supervision and with the participation of our management, under the supervision of Andrea Zecevic, our Chief Executive Officer , of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012, and again as of June 30, 2013, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and again as of June 30, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses and Significant Deficiencies

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2012, and again as of June 30, 2013.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended June30, 2013, we did not make any changes in our internal controls over financial reporting.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description

3(i).1*	Certificate of Incorporation of Saveene Group Corp, Inc. filed October 31, 2008, with the Secretary of State of Delaware

3(i).2*	Certificate of Amendment to the Certificate of Incorporation of Saveene Group Corp, Inc. filed on March 10, 2010, with the Secretary of State of Delaware

3(ii)	By-Laws of Saveene Group Corp, Inc.
14 *	Code of Business Conduct and Ethics

31.1 **	Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 **	Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101**	Interactive data files

*	Exhibits incorporated herein by reference. File No. 333-165726.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saveene Group Corp

Date: August 13, 2013	By:	/s/Andrea Zecevic
Andrea Zecevic
President, Chief Executive Officer

